Form 10-K405
period 1997-12-31
SOUTHWARD VENTURES DEPOSITARY TRUST
filed 1998-06-02
CIK 701983

Page 1 of 31 Pages

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
                                  ANNUAL REPORT
                       Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                       For the Fiscal Year ended 12/31/97
                         Commission File Number 2-77085

                       SOUTHWARD VENTURES DEPOSITARY TRUST
             (Exact name of registrant as specified in its charter)

                  FLORIDA                                59-6737200
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification Number)

                          c/o Gino J. DiMarco, Trustee
               2900 HIGH RIDGE ROAD, BOYNTON BEACH, FLORIDA  33426
               (Address of principal executive offices)   (Zip Code)

Registrant's telephone number, including area code   (561) 582-2755

Securities Registered Pursuant to Section 12(b) of the Act: NONE

Securities Registered Pursuant to Section 12(g) of the Act:

                          UNITS OF BENEFICIAL INTEREST
                                (Title of Class)

Name of each exchange on which registered:  None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing
requirements for the past 90 days. Yes   No  X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ( X )

    State the aggregate market value of the voting securities held by non-affiliates of the Trust on December 31, 1997.

                   $228,960 (includes 7632 post-exchange units to be issued upon submission for exchange)

                                                              Page 2 of 31 Pages


                                     PART I

ITEM 1. BUSINESS

    The Trust, through its nominee, E. Dawson Roberts, owns unencumbered legal title to the Great Harbour Cay properties described below. The Great Harbour Cay properties are located in the Berry Island Group of the northwest Bahamas. Great Harbour Cay is approximately sixty miles from Nassau, seventy-five miles from Freeport, and one hundred and sixty miles from Miami, Florida. The Great Harbour Cay properties include:

Fee Simple Lots:  both single and multi-family.
Approximately 390 platted building sites ready for construction. Approximately 300 platted building sites needing reclamation and/or improvements

Commercial Acreage:  approximately 40 acres at various locations

Building Sites for approximately fifty 1 or 2-story oceanfront villas (approx. 700 sq.ft. each)

Great Harbour Cay Clubhouse Complex: 25,000 sq.ft. originally designed for the resort registration center; restaurant, bar, shops, pool, meeting rooms and golf cart storage (needs to be totally renovated)

Golf Course: 18 holes of which 9 are presently maintained (under lease)

Golf Course Storage Building and golf course maintenance building

Tennis Courts: 4 courts (under lease)

Airport: with hard surface landing strip of 5,000 feet, with customs and immigration buildings

Commercial Buildings adjacent to airport; boutiques and motor pool.

Links Apartment Building: 2-story, 8-unit apartment building (under lease)

Beach and Sailing Club: Five and a half acres, adaptable as a hotel site (partially under lease)

Warehouse (under lease)

35 miles of paved roads

Miscellaneous equipment.

    As of August, 1996, the Trust consented to a ten-year lease (hereinafter "the Lease") of the marina, warehouse and fuel dock areas, the airport and the Links Apartments with Great

                                                              Page 3 of 31 Pages


Harbour Management, Limited, an affiliated and control party. The Lease includes the Links Apartments and the airport on Great Harbour Cay in addition to those properties previously held by HBL Marina Limited. Great Harbour Management Limited is a Bahamian company which is beneficially owned by the four adult children of T. D. Fender, an affiliated party, who owns one hundred percent (100%) of Southward Acquisition Corporation. As of December 31, 1997, Southward Acquisition Corporation owned 21,103 units which represents 73.44% of the post-exchange units of beneficial interest of the Trust which will be outstanding upon completion of the exchange.

    The Lease may be terminated by the Trustee at any time upon thirty (30) days written notice of the sale of all or any portion of the leased properties. It requires annual rent in the amount of $60,000. The rent provision in the Lease provides for rent of $72,000 per annum for the third through fourth years of the Lease term and $84,000 per annum for the remaining six years of the Lease term. The rent is due on the first of every month with the exception that during the first four months of the Lease, no rent was paid in exchange for substantial repairs performed by Great Harbour Management Limited on the properties subject to the Lease. Additionally, Great Harbour Management Limited is responsible for payment of all real estate taxes and other assessments on the leased properties; for repairing and maintaining the properties; for providing insurance and all necessary licenses; and for operating the various facilities subject to the Lease during specific business hours.

    It is not known if the rental payments and fees that will be received by the Trust will be equivalent to that which would have been received as fair market value from an unaffiliated third party since no competitive offers were made by any third parties.

    During 1997, the Trust sold three single family residential lots for the aggregate purchase price of Three Hundred Thousand Dollars ($300,000) and the Tamboo Club for Twenty-Five Thousand Dollars ($25,000).

LEASES

    The Trust has leased on a month to month basis four tennis courts, the golf course and the roads on Great Harbour Cay to the Great Harbour Cay Property Owners Association and HBL Marina Limited to provide for their maintenance.

    Two of the apartments located in the "Links Apartments" situated on Great Harbour Cay are occupied on a rent free basis by Bahamian Customs and Bahamian Immigration. The other apartments located in the "Links Apartments" and the six retail spaces at the airport are included as of August 1, 1996, in the Lease with Great Harbour Management Limited described above.

    TRUSTEE. Effective January 1, 1990, Gino J. DiMarco was appointed successor Trustee by a majority in interest of the beneficiaries of the Trust. The Trustee's telephone number is (561) 582-2755.

                                                              Page 4 of 31 Pages


    The assets of the Trust are held by the Trustee as the agent, trustee, and depository of and for distribution to the shareholders of Southward Ventures, Inc. (the "Company") in accordance with and pursuant to the terms of the Shareholders' Depositary Agreement, as amended (the "Agreement"). The Trust will terminate on October 20, 2001, unless sooner terminated by fifty-one percent (51%) in interest of the Trust Certificate Holders.

    The Agreement provided for the Company's stock to be deemed canceled and redeemed upon the Company's filing its Articles of Dissolution with the Secretary of State of Florida. The Articles of Dissolution were filed on May 13, 1982. Trust Certificates were issued to shareholders of the Company in exchange for the common stock they held in the Company on the basis of one unit of beneficial interest in the Trust for each issued and outstanding share of stock.

    In 1994 the Agreement was modified to reflect the June 30, 1994 termination of the program whereby 1982 stockholders of Southward Ventures, Inc. could exchange their canceled shares of that dissolved corporation for units of beneficial interest in Southward Ventures Depositary Trust. As of June 30, 1994, there were 42,940 shares of Southward Ventures, Inc. which had not been exchanged for units of beneficial interest in the Trust during the twelve year period that the exchange program was in effect.

    All future requests for exchanges will be considered on a case by case basis in the discretion of the Trustee.

    As the result of an amendment effective October 1, 1997 to the Agreement, each unit holder of record as of October 31, 1997 will receive one unit of beneficial interest in exchange for each 110 units held as of the record date. No trust certificates for fractional units will be issued and in lieu thereof, "cash in lieu" checks will be computed on the basis of $1.00 per unit outstanding on the record date prior to giving effect to the above reduction of outstanding units. The $1.00 valuation was based upon an appraisal of the Trust's real estate holdings on Great Harbour Cay, Berry Islands, Bahamas. Said valuation was not based upon the then current over-the-counter market price of approximately $.30 to $.35 per unit. Upon completion of the issuance of the replacement Trust Certificates reflecting the reduction of the authorized Units to 28,735 Units, all previously issued Trust Certificates will be deemed cancelled and redeemed as of October 31, 1997 without further action of the Trust.

    The number of pre-October 31, 1997 exchange units of beneficial interest outstanding as of December 31, 1997 was 317,076 and the number of post-October 31, 1997 units of beneficial interest outstanding as of December 31, 1997 was 25,960.

    Until February 5, 1990, the Agreement provided that the Trust cash would be distributed semi-annually after payment, and reserves for expenses, liabilities and obligations of the Trust. To date, one distribution was made in October, 1984. At this time, it is not contemplated that any additional cash distribution dates will be set during 1998.

                                                              Page 5 of 31 Pages


LINES OF BUSINESS

    Until February 5, 1990, the Trust did not engage in active business operations of any kind. Until February 5, 1990 the only remaining purpose and activity of the Trust was to receive the proceeds from the sale or lease of the Great Harbour Cay properties; pay the liabilities of Southward Ventures, Inc. after its liquidation (none of which are now known to be remaining); and distribute the remaining cash, after expenses of the Trust, to the Trust Certificate Holders. Future revenues of the Trust are contingent upon the lease and sale of the Great Harbour Cay properties, interest earned on the Trust's remaining funds and monthly rental payments received pursuant to the Great Harbour Management Limited Lease.

EMPLOYEES

    The Trust is administered by the Trustee, pursuant to the terms of the Shareholders' Depositary Agreement, as amended. Until December 31, 1989, the Trust had a consulting agreement with Southward Ventures, Inc.'s former President, Gino J. DiMarco. The consulting contract with Gino J. DiMarco was terminated on December 31, 1989 upon his appointment as Successor Trustee, effective January 1, 1990. In addition to the Trustee, the Trust has one full time secretary for the Trust's operations in Boynton Beach, Florida and one part time employee on Great Harbour Cay.

SHAREHOLDERS' DEPOSITARY AGREEMENT

    The registered owners of all Trust Certificates are entitled to participation, according to the number of their Units, in the rights and benefits under the Trust created by the Depositary Agreement.

    Until the Depositary Agreement was amended on February 5, 1990, the Agreement provided that the Trust cash would be distributed semi-annually by paying to the Trust Certificate Holders of record, pro-rata their respective interests in all Trust cash left after the payment, or reserves for, expenses, liabilities and obligations of the Trust.

    The terms of the Depositary Agreement limit the institution of litigation by Trust Certificate Holders. It imposes the requirement that Trust Certificate Holders waive their right to institute any legal action against any other party other than the Trustee with respect to the Trust corpus or any agreements relating to the Trust corpus unless and until holders of fifty-one percent (51%) in interest of Trust Certificate Holders have made written request upon the Trustee to institute such action and the Trustee has failed to act accordingly.

    Until the Depositary Agreement was amended on February 5, 1990, the Agreement provided that without consent of Trust Certificate Holders the Trustee is empowered to (a) collect and receive any and all money and other property of whatsoever kind or nature due to or owing or belonging to the Trust and to give full discharge and acquittance therefor; (b) perform any act

                                                              Page 6 of 31 Pages


authorized, permitted, or required under the Utility Purchase and Sale Agreement or any other instruments relating to or forming a part of the Trust Estate whether in the nature of an approval, consent, demand, or notice thereunder or otherwise, unless such act would require the consent of the holders of the Trust Certificates in accordance with the express provisions of the Depositary Agreement; and (c) sell, transfer, assign or otherwise dispose of any part of the Trust Estate, excepting the interest of the Trust Estate in the Utility Purchase and Sale Agreement, for cash or other considerations. With the consent of at least 51% in interest of the Trust Certificate Holders the Trustee was empowered to (a) amend the Utility Purchase and Sale Agreement or any other instruments relating to or forming a part of the Trust Estate, when in the opinion of counsel for the Depositary any such amendment is advisable or necessary to preserve the Trust Estate, and (b) amend the Depositary Agreement in any manner whatever, provided that no such amendment diminished the rights of Trust Certificate Holders thereunder. The Utility Purchase and Sale Agreement was terminated in 1984 in conjunction with the Prepayment Settlement Agreement entered into at that time with Palm Beach County and thus, is no longer an asset of the Trust.

    The Depositary Agreement further provides that the Depositary shall not be liable with respect to any action taken or omitted to be taken by it in good faith in accordance with the direction of the holders of not less than a majority in interest of the Trust Certificates at the time outstanding relating to the time, method and place of conducting any proceeding for any remedy available to the Depositary, or exercise any trust or power conferred upon the Depositary under the Depositary Agreement.

    There is no specific requirement for Trust Certificate Holder meetings. However, such meetings may be called by the Trustee or convened upon the written request to the Trustee by at least fifteen percent (15%) of the holders in interest of the Trust Certificates.

AMENDMENTS TO SHAREHOLDERS' DEPOSITARY AGREEMENT

    Effective February 5, 1990, Gino J. DiMarco as Trustee of the Trust, and Southward Acquisition Corporation as majority in interest Trust Certificate Holder, amended the Shareholders, Depositary Agreement dated May 13, 1982 (hereinafter "1982 Agreement").

    The amendment affected the following provisions of the 1982 Agreement:

      1. Section 5.6 of Article V has been modified to remove the obligation of the Trustee to make distributions to Certificate Holders at any specified time.

      2 . Section 5.6 of Article V has been modified to reflect December 31 as the end of the Trust's fiscal year (which has been in effect for accounting purposes since 1982).

      3 . Section 6.1 Article VI has been modified to change the purpose of the Trust to now permit the Trust to engage in any and all lawful activities.

                                                              Page 7 of 31 Pages


      4 . Section 6.3 of Article VI has been modified to remove the restrictions on investment of funds. The Trustee is now empowered to hold, deposit, or invest money in any fashion the Trustee shall deem advisable.

      5 . Section 7.2 of Article VII has been modified to delete those provisions which pertain to those agreements relating to the sale of the Utility System.

      6. Section 7.3 of Article VII has been replaced with a new provision that requires the Trustee to obtain the consent of at least 51% in interest of the Trust Certificate Holders to:

             a. Mortgage, encumber, sell, transfer, or otherwise dispose of the Trust's interest in the Great Harbour Cay properties. However, transfers are permitted for the purpose of holding title.

             b. Amend any instrument relating or forming part of the Trust
Estate.

             c. Amend the 1982 Agreement.

             d. Borrow money and to pledge or mortgage as security for loans all or any part of the Trust Estate.

      7. The Compensation Schedule as defined in Section 10.1 of Article X has been replaced to reflect the current Trustee's compensation arrangement.

      8. Section 13.5 of Article XIII has been modified to provide that at any meeting, a majority in interest of the Trust Certificates will constitute a quorum.

    Effective February 5, 1991, Gino J. DiMarco as Trustee of the Trust, and Southward Acquisition Corporation as majority in interest Trust Certificate Holder, amended the 1982 Agreement to provide that the Trustee's compensation was increased to $45,600 per annum.

    Effective June 30, 1994, the 1982 Agreement was amended to provide that the Trust's authorized number of outstanding units of beneficial interest was 3,176,906. Subsequently, the Trustee authorized the issuance of 113 additional units of beneficial interest as a new issue in response to former stockholders' requests to exchange common stock for units of beneficial interest.

    Effective October 31, 1997, the 1982 Agreement was again amended to provide for the reduction of outstanding units of beneficial interest. The reduction was from 3,177,019 units to 28,735 units.

                                                              Page 8 of 31 Pages


ITEM 2. PROPERTIES

    The Trust does not own any properties for its administrative operations. The Trust's offices are located at 2900 High Ridge Road, Boynton Beach, Florida 33426. The Trust has leased approximately 1,500 square feet of office space at this location on a month to month basis for $400 per month. The Trustee believes these facilities will continue to be adequate for the Trust's operations.

SUBSIDIARIES

    The Trust owns one hundred (100%) percent of the outstanding capital shares of Southward Ventures, Limited, a Bahamian corporation. Southward Ventures Limited has no active business operations and has no assets.

ITEM 3. LEGAL PROCEEDINGS

There is one litigation matter which has been pending since 1993 to which the Trust is a party. It is now on appeal of Case No. CL 93-7363 AE, GINO J. DIMARCO AS TRUSTEE OF SOUTHWARD VENTURES DEPOSITARY TRUST VS. M. PHILLIP CARNES and is pending in the 4th District Court of Appeals, Florida. It pertains to an adverse judgment which was entered with regard to a claim of the Trust for damages arising from the alleged conversion and civil theft of computer hardware and software and/or funds for the purchase of same. Also at issue will be the defendant's claim for an award of court costs and attorney's fees since it was the prevailing party in the lower court proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                                              Page 9 of 31 Pages


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Southward Venture's Inc. common stock was traded in the over-the-counter market until the voluntary dissolution of Southward Ventures, Inc., and currently the Trust's Trust Certificates are being traded in the same market.

    The primary market maker for the Trust's units of beneficial interest has advised that during 1996 and until October 31, 1997, the bid and asked prices were 1/4 and 5/8, respectively, with very limited trades. Since November 1, 1997, after the implementation of the 110 to 1 reduction of outstanding units, the bid and asked prices were $30.00 and $35.00, respectively, and again there has been very limited trades. No variation is available for the high and low prices. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

    As of December 31, 1997, the Trust had 453 holders of pre-exchange Trust Certificates and 85 holders of post-exchange Trust Certificates.

    Southward Ventures, Inc. paid no cash dividends during the last two fiscal years prior to its liquidation. The Trust made one distribution on October 15, 1984 of $2.70 per unit.

    Southward Acquisition Corporation owns majority control of the beneficial interests in the Trust.

ITEM 6. SELECTED FINANCIAL DATA

                                         SUMMARY OF FINANCIAL INFORMATION

                                        SOUTHWARD VENTURES DEPOSITARY TRUST

                           1997          1996           1995           1994             1993
Selected Statement         -----------------------------------------------------------------
of Operations Data:

Revenues                   $428,712      $530,125     $237,582          $207,595       $250,409


Net Income (1oss)         $  74,916      ($21,326)    ($30,623)        ($52,773)        $(6,628)
Net  Income (loss) per
trust certificate (1)         $2.61         ($.74)      ($1.07)          ($1.84)          ($.23)

Total Assets               $800,659      $747,628   $1,577,559       $1,604,646      $1,762,339

See Notes to Financial  Statements for Designated Years.
(1) Retroactively application to reflect 1997 reduction of units

                                                             Page 10 of 31 Pages


ITEM 7. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SOUTHWARD VENTURES DEPOSITARY TRUST

    Until February 5, 1990, the Trust was not an operating entity. Its only remaining purpose was to receive the proceeds from the lease and sale of the Great Harbour Cay properties; to pay the liabilities of Southward Ventures, Inc. (none of which are known to remain); and distribute such funds less expenses to the Trust Certificate Holders. At this time, the Trustee is currently formulating plans for the future development of the remaining Great Harbour Cay properties by Southward Ventures Limited and Great Harbour Cay Development and Construction Company Limited.

    PROPERTY TAX LIABILITY. The Trust has been advised by the Ministry of Finance of the Commonwealth of the Bahamas that the property taxes pertaining to the lots located on Great Harbour Cay were not included in a prior settlement that was understood to encompass all of the Trust's properties on Great Harbour Cay. Accordingly, Bahamian real property taxes on these lots has become a liability of the Trust in an amount which is now undetermined. No resolution of this issue has been reached with the Bahamian Ministry of Finance.

    LIQUIDITY. Future revenue of the Trust will come from the proceeds of the sale and lease of the Great Harbour Cay properties; from the monthly rental payments on the Great Harbour Management Limited lease, and from interest on its remaining cash assets. All other assets of the Trust have been liquidated.

    CAPITAL RESOURCES. The Trust has no material commitments for capital expenditures.

     RESULTS OF OPERATIONS.

                                    REVENUES

    During 1997, revenues from the sale of real estate increased to $345,000 versus $322,000 in 1996. Rental Income increased from $55,951 in 1996 to $83,712 in 1997 but other income decreased to none from $129,043 in 1996 as the result of the Trust's new lease arrangement with Great Harbour Management Limited effective August 1, 1996. The $5,000 per month rental payments resulted in a reduction of cash flow for the Trust from the marina, the airport, and the Links Apartments in 1997.

                                                             Page 11 of 31 Pages


                                COSTS & EXPENSES

    In 1997, there was an increase in costs and expenses due to an increase in the selling expenses associated with the lot sales and the sale of the Tamboo Club. Due to the August 1, 1996 lease with Great Harbour Management Limited, no operating expenses were incurred with regard to the marina and fuel facility. However, capital improvement costs were incurred.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements for the year ended December 31, 1997 are attached hereto and indexed as Rider 8(a).

INDEX TO FINANCIAL STATEMENTS                                               PAGE
FINANCIAL STATEMENTS:
Independent Auditor's Report                                                 19
Consolidated Balance Sheets at December 31, 1997 and 1996                    20
Consolidated Statements of Operations and Trust Certificate
      Holders' Equity for the Three Years Ended
      December 31, 1997                                                      21
Consolidated Statements for Cash Flows for the Three
      Years Ended December 31, 1997                                          22
Consolidated Notes to Financial Statements                                   23

    All schedules are omitted because they are not applicable or the required information is presented in the financial statements or notes thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                                             Page 12 of 31 Pages


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) IDENTIFICATION OF TRUSTEE

The Trust is administered by a single Trustee, Gino J. DiMarco, at 2900 High Ridge Road, Boynton Beach, Florida 33426.

(b) IDENTIFICATION OF TRUSTEE

                                                           POSITIONS AND OFFICES
NAME                    AGE        TERM OF OFFICE          HELD WITH THE TRUST
--------------------------------------------------------------------------------
Gino J. DiMarco         85         January 1990            Trustee
                                   to present

(c) IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES/CONSULTANTS

    Since January 1, 1990, Mr. Gino J. DiMarco has served as Trustee.

(d) FAMILY RELATIONSHIPS

         Not applicable.

(e) BUSINESS EXPERIENCE

    GINO J. DIMARCO. Mr. DiMarco is an attorney-at-law admitted to practice in the State of New York. On January 1, 1979, Mr. DiMarco was elected President of Southward Ventures, Inc. and its subsidiary, South Palm Beach Utilities Corp., and served until the voluntary liquidation of both companies.

(f) INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

         None.

ITEM 11.  EXECUTIVE COMPENSATION

    On December 28, 1989, pursuant to Articles 11 and 12 of the Shareholders' Depositary Agreement dated May 13, 1982, Southward Acquisition Corporation, acting as a majority of the beneficiaries of the Trust, designated and consented to the appointment of Gino J. DiMarco as successor Trustee of the Trust effective January 1, 1990. During 1990, Mr. DiMarco served as

                                                             Page 13 of 31 Pages


Trustee for a fixed fee of $36,000 per year, with no guaranteed minimum term. Effective as of February 5, 1991, the Shareholders' Depository Agreement was amended to increase the Trustee's compensation to $45,600 per annum. The Shareholders' Depository Agreement provides a minimum four months advance notice in the event of the Trustee's termination. Mr. DiMarco provides his own local transportation but is reimbursed by the Trust for out-of-town travel and reasonable out-of-pocket expenses.

    Under the terms of Mr. DiMarco's remuneration agreement, the Trust is required to establish and maintain its own office and pay its own overhead operating expenses including but not limited to telephone and secretarial services.

    During 1997, Mr. DiMarco received $45,600 in compensation and $3,133 in reimbursed expenses. A majority of Mr. DiMarco's expense reimbursements were travel-related to Nassau and Great Harbour Cay, Bahamas.

                                            SUMMARY COMPENSATION TABLE

                                                                                LONG TERM COMPENSATION

ANNUAL COMPENSATION                                                                     AWARDS

----------------------------------------------------------------------------------------------------------------
(a)                    (b)      (c)           (d)                      (e)              (f)          (g)
                                                                       OTHER            RE-          SECURITIES
NAME &                                                                 ANNUAL           STRICTED     UNDER
PRINCIPAL                                                              COMPEN-          STOCK        LYING
POSITION              YEAR       SALARY      BONUS                     SATION           AWARD(S)     OPTIONS/
                                ($)            ($)                     ($)               ($)         SARs(#)

----------------------------------------------------------------------------------------------------------------
Gino J. DiMarco         1997    $45,600        0                       0                 0           0
                        1996    $45,600        0                       0                 0           0
                        1995    $45,500        0                       0                 0           0

LONG TERM COMPENSATION (CONT.)
PAYOUTS

(h)                     (i)
LTIP              All Other
Payments          Compensation
($)               ($)
0                 0
0                 0
0                 0

DIRECTOR COMPENSATION
Not Applicable

                                                             Page 14 of 31 Pages


EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTRACTUAL ARRANGEMENTS. The Trustee's entitlement upon termination is four months of compensation.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
Not Applicable

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION
Not Applicable

PERFORMANCE GRAPH
Not Applicable

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a) Security Ownership of Certain Beneficial Owners

    As of December 31, 1997 the following persons are known to the Trust who own of record or beneficially more than five percent (5%) of the Trust's voting interests.

TITLE OF       NAME AND ADDRESS                     AMOUNT AND NATURE                 PERCENT
CLASS          OF BENEFICIAL OWNER                  OF BENEFICIAL OWNERSHIP           OF CLASS
-------------------------------------------------------------------------------------------------
Units of       Southward Acquisition
Benefi-         Corporation
cial           1321 Partridge Place North                   21,103                      73.44%
Interest        Boynton Beach, FL 3343              post-exchange units
                                                    Direct and Indirect

      (b)  Security Ownership of Management

           No Trust Certificates are beneficially or otherwise owned by the Trustee.

      (c)  Changes in Control

           None

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Both the Trustee and T.D. Fender, the principal of the Trust's controlling beneficial owner, have made loans to the Trust for working capital and other purposes. These loans were

                                                             Page 15 of 31 Pages


evidenced by promissory notes which were due on demand and bore interest at rates ranging from 7% to 9% per annum. Payment of said loans was made at such times and in such amounts as determined by the Trustee in his discretion. The remaining balance of all such loans was paid in full in 1996.

    In 1995, the Trust transferred title to its 281 Betram boat to T.D. Fender for $62,500 which was paid by Mr. Fender's assumption of the outstanding debt pertaining to the boat in the amount of $50,792 and by reduction of the debt owed by the Trust to Mr. Fender by the amount of $11,708. The holder of the debt pertaining to the boat, Republic Security Bank, West Palm Beach, Florida was paid in full by Mr. Fender in 1997 and thus the Trust is no longer an obligor of that obligation. The Trust's original cost for the purchase of the boat in October, 1992 was $85,000 and as a result of the 1995 sale, the Trust incurred a net book loss of $5,689. It is believed that the value received by the Trust for its ownership of the boat is equivalent to that which would have been received as fair market value from an unaffiliated third party.

    As of August, 1996, the Trust consented to a ten-year lease of the marina, warehouse and fuel dock areas, the airport and the Links Apartments with Great Harbour Management Limited, an affiliated and control party. The Lease includes the Links Apartments and the airport on Great Harbour Cay in addition to those properties previously held by HBL Marina Limited. Great Harbour Management Limited is a Bahamian company which is wholly owned beneficially by the four adult children of T. D. Fender, an affiliated party, who owns one hundred percent (100%) of Southward Acquisition Corporation. As of December 31, 1997, Southward Acquisition Corporation owned 21,103 units which represents 73.44% of the post-exchange units of beneficial interest of the Trust which will be outstanding upon completion of the exchange.

    The Lease may be terminated by the Trustee at any time upon thirty (30) days written notice of the sale of all or any portion of the leased properties. It requires annual rent in the amount of $60,000. The rent provision in the Lease provides for rent of $72,000 per annum for the third through fourth years of the Lease term and $84,000 per annum for the remaining six years of the Lease term. The rent is due on the first of every month with the exception that during the first four months of the Lease, no rent was paid in exchange for substantial repairs performed by Great Harbour Management Limited on the properties subject to the Lease. Additionally, Great Harbour Management Limited is responsible for payment of all real estate taxes and other assessments on the leased properties; for repairing and maintaining the properties; for providing insurance and all necessary licenses; and for operating the various facilities subject to the Lease during specific business hours. It is not known if the rental payments and fees that will be received by the Trust will be equivalent to that which would have been received as fair market value from an unaffiliated third party since no competitive offers were made by any third parties.

    During January, 1998 Great Harbour Management Limited, an affiliated and control party, presented the Trust with an invoice for $100,709.97 for various repairs, capital improvement expenses, and storage charges for a prefabricated house. The invoice included prior periods starting in 1995 which had not been previously invoiced to the Trust and which could not be fully supported by adequate substantiating cost documentation. As a result of the disputed items and various offsets claimed by each party against the other, the claims of each party were

                                                             Page 16 of 31 Pages


compromised to both equal $66,828.92. As a result, the Trust relinquished its claim for an account receivable due from Great Harbour Management Limited arising from 1996 and 1997 in the amount of $8,828.97, conveyed two lots in a barter transaction for three trucks that were titled to Great Harbour Management Limited, and waived collection of rent payments due from Great Harbour Management Limited for the period August, 1997 through March, 1998. On April 16, 1998, a compromise agreement was executed by both the Trust and Great Harbour Management Limited settling this dispute.

                                                             Page 17 of 31 Pages


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) All financial statements and financial statement schedules to be filed for the year ended December 31, 1997 are hereto and indexed as Rider 8(a).

         (b) Form 8-K's

                  Form 8-K filed October 15, 1997 pertaining to the amendment to the shareholders' depositary agreement and the reduction of outstanding units of beneficial interest

         (c) Exhibits

                  27.1 Financial Data Schedule

         (d) Not applicable.

                                                             Page 18 of 31 Pages





                       SOUTHWARD VENTURES DEPOSITARY TRUST


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                           DECEMBER 31, 1997 AND 1996

                                                             Page 19 of 31 Pages

                        RACHLIN COHEN & HOLTZ LETTERHEAD

                     REPORT OF CERTIFIED PUBLIC ACCOUNTANTS

To the Trust Certificate Holders of
 Southward Ventures Depositary Trust
Boynton Beach, Florida


We have audited the accompanying consolidated balance sheets of Southward Ventures Depositary Trust as of December 31, 1997 and 1996, and the related consolidated statements of operations and trust certificate holders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southward Ventures Depositary Trust as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



                             RACHLIN COHEN & HOLTZ


Miami, Florida
March 12, 1998

                                                             Page 20 of 31 Pages

                      SOUTHWARD VENTURES DEPOSITARY TRUST

                          CONSOLIDATED BALANCE SHEETS

                         AT DECEMBER 31, 1997 AND 1996


                                                                                        1997                      1996

                                  ASSETS


 Cash                                                                      $          42,147         $          28,273
 Land and improvements held for development or sale                                  641,145                   612,236
 Property & equipment, net                                                            83,886                    79,701
 Other assets                                                                         33,481                    27,418
                                                                           ------------------        ------------------
                                                                           $         800,659         $         747,628
                                                                           ==================        ==================


 LIABILITIES AND TRUST CERTIFICATE HOLDERS' EQUITY

 Accounts payable and accrued liabilities                                  $         104,148         $         127,299
 Net payable to GHC Development                                                       15,000                    14,541
 Deposits on sales contracts                                                          40,150                    35,000
                                                                           ------------------        ------------------
            Total liabilities                                                        159,298                   176,840

 Commitments and contingencies                                                             -                         -

 Trust certificate holders' equity                                                   641,361                   570,788
                                                                           ------------------        ------------------
                                                                           $         800,659         $         747,628
                                                                           ==================        ==================




                            SEE ACCOMPANYING NOTES.

                                                             Page 21 of 31 Pages


                      SOUTHWARD VENTURES DEPOSITARY TRUST

  CONSOLIDATED STATEMENTS OF OPERATIONS AND TRUST CERTIFICATE HOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                             1997              1996              1995
 Revenues:
     Real estate sales                             $      345,000   $       322,000   $        65,000
     Interest income                                            -            19,002            77,155
     Rental income                                         83,712            55,951            39,558
     Other income                                               -           129,043            39,010
     Profit recognized from real estate sales                   -             4,129            16,859

                                                   ---------------  ----------------  ----------------
                                                          428,712           530,125           237,582
                                                   ---------------  ----------------  ----------------

 Costs and expenses:
     Cost of sales                                          6,465             5,609               775
     Selling                                               56,038            16,168                 -
     General and administrative                            58,303            44,320            38,170
     Trustee fees                                          45,600            45,600            45,600
     Legal and professional fees                          124,938            63,363            57,716
     Secretarial and bookkeeping fees                      25,000            24,000            23,000
     Other operating expenses                              24,634           187,013            67,786
     Depreciation                                          12,818            10,998            17,532

                                                   ---------------  ----------------  ----------------
                                                          353,796           397,071           250,579

                                                   ---------------  ----------------  ----------------

 Income (loss) before interest expense                     74,916           133,054          ( 12,997)

 Interest expense                                               -             7,100            17,626

                                                   ---------------  ----------------  ----------------
 Income (loss) before unusual item                         74,916           125,954          ( 30,623)

 Unusual item:
     Loss on cancellation of mortgage note                      -         ( 147,280)                -

                                                   ---------------  ----------------  ----------------
 Net income (loss)                                         74,916          ( 21,326)         ( 30,623)

 Trust certificate holders' equity, beginning of
     period                                               570,788           592,114           623,034

                                                   ---------------  ----------------  ----------------
 Trust certificate holders' equity, before
     distributions paid and purchase of
     fractional shares                                    645,704           570,788           592,411

 Distributions paid                                             -                 -             ( 297)

 Purchase of fractional trust certificates                 (4,343)                -                 -

                                                   ---------------  ----------------  ----------------
 Trust certificate holders' equity, end of period  $      641,361   $       570,788   $       592,114
                                                   ===============  ================  ================

 Net income (loss) per trust certificate           $         2.61   $        ( 0.74)  $        ( 1.07)
                                                   ===============  ================  ================

 Certificates used in computing net income (loss)
      per trust certificate                                28,735            28,735            28,735
                                                   ===============  ================  ================


                            SEE ACCOMPANYING NOTES.

                                                             Page 22 of 31 Pages

                      SOUTHWARD VENTURES DEPOSITARY TRUST

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                                              1997                 1996                  1995
 Cash flows from operating activities:
      Net income (loss)                                            $        74,916    $        ( 21,326)   $         ( 30,623)
      Adjustments to reconcile net income (loss) to
         net cash provided by (used in) operating activities:
         Depreciation                                                       12,818               10,998                17,532
         Loss on cancellation of mortgage                                        -              147,280                     -
         Decrease  in mortgage note receivable                                   -                5,290                21,604
         Net (additions to) reductions of land and improvements
             held for development or sale                                 ( 28,910)               5,608              ( 97,030)
         (Increase) decrease in other assets                               ( 6,063)             ( 6,965)               16,902
         Decrease in deferred profit pursuant to the
             installment method of accounting                                    -              ( 4,129)             ( 16,859)
         (Decrease) increase in accounts payable and
           accrued liabilities                                            ( 22,692)              51,247                51,559
         Decrease in accrued interest payable                                    -             ( 10,876)              ( 4,157)
         Increase (decrease) in deposits on sales contracts                  5,150                9,225               ( 4,225)

                                                                   ----------------   ------------------   -------------------
         Net cash provided by (used in) operating activities                35,219              186,352              ( 45,297)
                                                                   ----------------   ------------------   -------------------

 Cash flows from financing activities:
      Purchase of property and equipment                                  ( 17,002)               ( 937)              ( 6,238)
      Sale of property and equipment                                             -                    -                68,190

                                                                   ----------------   ------------------   -------------------
         Net cash provided by (used in) investing activities              ( 17,002)               ( 937)               61,952
                                                                   ----------------   ------------------   -------------------

 Cash flows from financing activities:
      Proceeds from issuance of demand notes payable
         to related parties                                                      -               20,255                93,750
      Repayments of demand notes payable to related parties                      -            ( 183,716)                    -
      Repayments of debt to bank                                                 -                    -             ( 116,235)
      Distributions paid                                                         -                    -                 ( 297)
      Purchase of fractional trust certificates                            ( 4,343)                   -                     -

                                                                   ----------------   ------------------   -------------------
         Net cash used in financing activities                             ( 4,343)           ( 163,461)             ( 22,782)

                                                                   ----------------   ------------------   -------------------
 Net increase (decrease) in cash                                            13,874               21,954               ( 6,127)

 Cash, beginning of period                                                  28,273                6,319                12,446

                                                                   ----------------   ------------------   -------------------
 Cash, end of period                                               $        42,147    $          28,273    $            6,319
                                                                   ================   ==================   ===================

 Supplemental disclosures of Cash Flow information
      Interest paid                                                              -    $          18,328    $           13,648

 Non-cash investing and financing activity
      Sale of lots for trade of trucks benefiting GHC development  $        20,000                    -                     -
      Assumption of note payable by a related party                              -    $          50,792                     -


                            SEE ACCOMPANYING NOTES.

                                                             Page 23 of 31 Pages

                      SOUTHWARD VENTURES DEPOSITARY TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996


1.       BACKGROUND AND SIGNIFICANT EVENTS

         On May 13, 1982, a stockholders' depositary agreement ("Agreement") was entered into between Southward Ventures, Inc. ("SVI") and First American Bank. The Agreement created Southward Ventures Depositary Trust (the "Trust"), also known as Shareholders of Southward Ventures, Inc. Depositary Trust Agreement whereby the stockholders of SVI converted shares of SVI stock into trust certificates of the Trust. The Agreement culminated the liquidation of SVI pursuant to a plan of complete liquidation and dissolution. All of the remaining assets and rights to assets of SVI, including any contingent sums due and to become due, were assigned by SVI to the Trust, subject to the remaining liabilities and contingent liabilities of SVI. In 1985, the Trust changed the Trustee from First American Bank ("Predecessor Trustee") to Horizon Trust Company of Florida, Inc. which became Chemical Trust of Florida, N.A. as the result of a corporate name change.

         Pursuant to the Agreement, the Trustee was obligated to conserve, protect, and liquidate the Trust's assets and to collect and distribute the income and proceeds therefrom to the Trust Certificate Holders after payment of, or provision for, expenses and liabilities. The Trustee was only able to invest cash funds in interest bearing bank accounts or obligations of the United States Treasury.

         On January 1, 1990, Chemical Trust of Florida, N.A. resigned as Trustee for the Trust and Mr. Gino DiMarco ("Trustee"), a former President of SVI, was appointed as Trustee for the Trust. Prior to the resignation of the prior Trustee, the Trustee rendered consulting services to the Trust pursuant to an agreement whereby the Trust paid $2,000 per month plus certain additional costs and expenses.

         On February 5, 1990, the Agreement was amended ("Amendment") principally to remove the obligation of the Trustee to make distributions on certain dates, permit the Trust to engage in any lawful activities, remove the restrictions on the investments of funds, delete those provisions relating to the sale of the Utility System, provide the Trustee with compensation of $36,000 per year, and to provide that at any meeting, a majority interest of the trust certificate holders will constitute a quorum. Additionally, pursuant to the Amendment, the Trustee is required to obtain consent of at least 51% in interest of the Trust certificate holders to mortgage, encumber, sell, transfer, or otherwise dispose of the Great Harbour Cay properties; amend any instrument relating to or forming a part of the Trust estate; amend the 1982 Agreement; or to borrow money and to pledge or mortgage as security for the loan all or any part of the Trust estate. In February 1991, the Agreement was amended to increase the Trustee's annual compensation from $36,000 to $45,600. As of September 30, 1995 the Agreement was amended to decrease the total number of units of beneficial interest and amended again as of October 1, 1997 to further decrease the total number of units of beneficial interest.

                                                             Page 24 of 31 Pages


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements of Southward Ventures Depositary Trust ("Trust") include the accounts of the parent company, Trust, and its wholly owned subsidiary Southward Ventures Limited ("SVL") a Bahamian corporation.

                REVENUE RECOGNITION FOR REAL ESTATE SALES

         In July 1993, the Trust sold the marina and certain other properties pursuant to the Lease Termination Agreement (Note 8). In accordance with Statement of Financial Accounting Standards No. 66, "Accounting for Real Estate Sales", until August 1, 1996, revenue was recognized under the installment method of accounting. The installment method apportions each cash receipt and principal payment by the buyer on debt assumed between cost recovered and profit. Since the marina properties were repossessed during 1996, revenue is no longer recognized.

                REVENUE RECOGNITION FOR RENTAL INCOME

         In August 1996, the Trust consented to a ten year operating lease ("Lease") with GHM, a related party (Note 9). The Lease contains a rent provision that increases the annual lease payment in the third and in the fifth years of the Lease. In accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Lease Transactions", the total value of the amounts due for the ten-year lease period is amortized on a straight-line basis to determine the annual amount of rental revenue to be recognized. The difference between the amount of rent received and the amount recognized amounts to $2,400 and $6,000 at December 31, 1997 and 1996 respectively and is recorded as a deferred asset and included in other assets on the Balance Sheet.

                DEPRECIATION

         Depreciation is computed using the straight line method over the estimated useful lives of the assets as follows: buildings and improvements - 10 to 15 years; machinery and equipment - 5 to 7 years; and office furniture and equipment, and automobiles - 3 to 5 years. When assets are retired or otherwise disposed of, the related costs and accumulated depreciation are removed from the accounts and any related profit or loss is recognized. Maintenance and repair costs are charged to expense as incurred, and renewals and improvements are capitalized.

                OTHER INCOME

         Other income for the year ended December 31, 1996 is comprised principally of airport landing fees approximating $15,322 and marina fuel and dockage income of $113,721. The marina related income was generated when the Trust exercised its right to repossess the marina due to a default on a mortgage note receivable (Notes 4 and 8). As of August 1, 1996, the marina and other properties became subject to a lease agreement between the Trust and GHM, a related party (Note 9).

                                                             Page 25 of 31 Pages


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                INCOME TAXES

         The taxation of amounts received by the Trust, and ultimately the Trust certificate holders, depends upon the manner in which the Internal Revenue Service views certain of the transactions which have occurred.

         No advance ruling has been requested from the Internal Revenue Service as to any of the federal income tax consequences of the transactions, and no such request is anticipated. If the pass-through aspects of the Trust are respected by the Internal Revenue Service, then each time the Trust has taxable income or deductions, the Trust certificate holders will be deemed to have their pro-rata shares of such taxable income or deductions.

         Accordingly, based on the pass-through aspect, no provision has been made for income taxes since such taxes, if any, would be the liability of the Trust certificate holder.

                NET INCOME (LOSS) PER TRUST CERTIFICATE

         Net income or loss per trust certificate is based upon the authorized units which were issued or eligible for issuance during the periods.

                FOREIGN CURRENCY TRANSLATION

         The Trust's primary functional currency is the U.S. dollar. Accordingly, the Trust translates monetary assets and liabilities at exchange rates during the year. Income and expense accounts are translated at the average rates in effect during the year. Therefore, translation adjustments and transaction gains or losses are recognized in income in the year of occurrence.

                USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results.

3.       TRUST ASSETS

                LAND AND IMPROVEMENTS HELD FOR DEVELOPMENT OR SALE

         In 1986, The Trust obtained title to certain real estate located in Great Harbour Cay, the Bahamas (the "Island") as a result of a foreclosure action for non-payment of a mortgage note receivable. The basis of the real property was determined by allocating the outstanding balance of the note receivable together with unpaid interest at the time of foreclosure, in addition to unpaid real estate taxes, documentary stamps, and other costs incidental to the foreclosure proceedings to the various real estate holdings based on the relative fair market values. The total amount of real estate taxes capitalized to the cost of

                                                             Page 26 of 31 Pages

                LAND AND IMPROVEMENTS HELD FOR DEVELOPMENT OR SALE (CONTINUED)

         the real estate amounted to $211,575. The total value assigned to the real estate is not considered to be in excess of net realizable value.

                OTHER ASSETS

         At December 31, 1997, other assets consist of a deferred asset pursuant to the GHM lease agreement (Note 1), and deposits made with the Registrar and Transfer agent in connection with the reduction of outstanding units. (Note 7).

         At December 31, 1996, other assets consist of landing fees, marina, and rents receivable, in addition to a receivable totaling $8,829 from Great Harbour Management, Ltd. ("GHM"). GHM is a Bahamian company wholly-owned beneficially by the four adult children of T. D. Fender, a related party who owns 100% of Southward Acquisition Corporation ("SAC"). SAC owns 73.4% of the outstanding units of beneficial interest of the Trust. The receivable from GHM is a result of certain expenses paid by the Trust on behalf of GHM.

4.       MORTGAGE NOTE RECEIVABLE

         In July 1993, the Trust sold the marina and certain other properties pursuant to a Lease Termination Agreement that was executed in 1993. As part of the consideration, the buyer, HBL, issued a promissory note payable ("Note") that was secured by a purchase money mortgage (Note
         8). The Note required monthly payments of $8,098, had a ten-year amortization, bore interest at the rate of 9% per annum and had a balloon payment of $639,234 at the end of year ten in 2003. In April 1996, HBL defaulted on the payment provisions of the Note and thereafter the Trust took possession of the properties. A loss of $147,280 has been recognized in 1996 (Note 8) as a result of the default and the re-taking of the properties.

5.       PROPERTY AND EQUIPMENT

         Property and equipment at December 31, 1997 and 1996 are comprised of the following:

                                                  1997                  1996

         Building and improvements         $     216,962          $     211,552
         Machinery and equipment                  67,288                 55,695
         Office furniture and equipment           16,748                 16,749
         Automobile                                5,687                  5,687
                                           -------------          -------------
                                                 306,685                289,683
         Less accumulated depreciation          (222,719)             ( 209,982)
                                           -------------          -------------
                                           $      83,886          $      79,701
                                           =============          =============


       In 1997 various improvements to the Trust property have been made and charged to the Trust by GHM. These charges comprised costs of building demolition, electrical upgrades to existing structures and land clearing.

                                                             Page 27 of 31 Pages

        In 1995, the Trust transferred title to a boat to T. D. Fender, a related party, for $62,500 which was paid by Mr. Fender's assumption of the outstanding debt pertaining to the boat in the amount of $50,792 and by the reduction of the debt owed by the Trust to Mr. Fender by the amount of $11,708. The holder of the debt pertaining to the boat, Republic Security Bank, West Palm Beach, Florida has released the Trust as an obligor of that obligation since it was paid in full in 1997. The Trust's original cost for the purchase of the boat in October, 1992 was $85,000 and as a result of the 1995 sale, the Trust incurred a net book loss of $5,689. It is believed that the value received by the Trust for its ownership of the boat is equivalent to that which would have been received as fair market value from an unaffiliated third party.

6.      NET PAYABLE TO GREAT HARBOUR MANAGEMENT LIMITED

        Great Harbour Management ("GHM"), a Bahamian corporation, is owned beneficially 100% by the four adult children of T. D. Fender, a related party. T. D. Fender owns 100% of Southward Acquisition Corporation ("SAC"). SAC owns 73.4% of the beneficial units in the Trust.

        GHM performed various repairs and improvements on the Island for the benefit of the Trust. These charges totaled approximately $53,493. Additionally, GHM charged the Trust approximately $13,336 rent for storage of the prefabricated house held for resale and included in inventory. These amounts were offset against lease payments due pursuant to the lease agreement (Note 9) that amounted to $25,000 and two lots which were valued at $20,000 were exchanged for three trucks that were titled to GHM. As of December 31, 1997, a net payable of $15,000 was due to GHM that offset rent payments due under the lease agreement (Note 9) through March 1998.

7.      TRUST CERTIFICATE HOLDERS' EQUITY

        Effective October 31, 1997, Gino J. Di Marco, as Trustee of the Registrant and Southward Acquisition Corporation, as majority in interest Trust Certificate Holder, amended the Shareholders' Depositary Agreement dated May 13, 1982 to reduce the number of authorized Units of beneficial interest to 28,735 units. The presentation of net income or loss per unit for all years presented was retroactively applied based on 28,735 units.

        Each unit holder of record as of October 31, 1997 is entitled to receive one unit of beneficial interest in exchange for each 110 units held as of the record date. No trust certificates for fractional units are to be issued and in lieu thereof, "cash in lieu" checks will be computed on the basis of $1.00 per unit outstanding on the record date prior to giving effect to the above reduction of outstanding units. The $1.00 valuation was based upon an appraisal of the Trust's real estate holding on Great Harbour Cay, Berry Islands, Bahamas. Said valuation was not based upon the current over-the-counter market price of approximately $.30 to $.35 per unit.

8.      REAL ESTATE SALES

        Effective November 1987, the Trust consented to a ten-year lease ("Lease") for the marina, fuel facilities, water plant and airport. In connection with the renegotiated lease, the tenant had an option to purchase the marina and the airport for $1,250,000 and $500,000, respectively, through November 1992, and for $1,625,000 and $650,000, respectively, through November 1997.

                                                             Page 28 of 31 Pages

        In October 1992, the Trust entered into a Lease Termination Agreement ("Agreement") with HBL to exercise the purchase option as to the marina and certain land located in Tract "YY", Unit 6, of the Island for a purchase price of $1,010,000. Additionally, the Agreement terminated the purchase option as to the airport, the warehouse located in Tract 3E and the balance of the Lease term. With regard to the airport, HBL agreed to convey the improvements made by HBL at no cost to the Trust.

        Pursuant to the Agreement, HBL remitted from time to time the required deposits totaling $92,500 to the Trust. Additionally, HBL issued a promissory note payable of $900,000 secured by a purchase money mortgage to the benefit of the Trust (Note 4). As part of the purchase price, HBL issued store credits for products and/or services sold on the Island for $17,500.

        This transaction was accounted for in accordance with Statement of Financial Accounting Standards No. 66, "Accounting for Real Estate Sales", whereby certain minimum initial and continuing investment provisions are required to be met by HBL in order to recognize revenue by the full accrual accounting method. HBL did not meet the initial investment provision. Accordingly, the sale was accounted for by the installment method whereby profit is recognized on the proportion of the down payment and principal payments received to the total debt assumed by HBL. Any profit not recognized was deferred until subsequent principal payments and cash are received.

        The deferred profit at December 31, 1996 and December 31, 1995 was calculated as follows:

                                                 1996                    1995
                                                 ----                    ----

              Sales Price                     $ 1,010,000           $ 1,010,000
              Less:  Rent Receivable            ( 119,520)            ( 119,520)
              Deferred asset                    (  81,665)            (  81,665)
                                              ------------          ------------
              Adjusted sales price                808,815               808,815
              Cost of sales                        20,614                20,614
                                                   ------                ------
              Gross profit                    $   788,201            $  788,201
                                              -----------            ----------
              Gross profit percentage              78.04%                78.04%
              Revenue recognized              $     4,129            $   15,276
                                              ===========            ==========
              Profit deferred                 $   690,611            $  711,599
                                              -----------            ----------

        The deferred asset and rent receivable represents the difference between the aggregate rental income recognized under the prior ten-year HBL lease agreement on a straight-line basis and the amount of cash received pursuant to the HBL lease agreement. In July 1993, the HBL lease agreement was terminated and HBL exercised its purchase option pertaining to the marina and some ancillary properties. The remaining balances of the deferred asset and rent receivable reduced the sales price of the properties sold.

        In April 1996, HBL discontinued payments required under the terms of the mortgage note receivable and advised the Trust that further payments would not be made. Accordingly, the Trust exercised its right to re-take possession of the properties and has recovered possession of the marina and the other Great Harbour Cay properties encumbered by the purchase money mortgage in favor of the Trust. Consequently, the properties are included in land and improvements held for development or sale at December 31, 1996, and a loss of $147,280 was recognized on the default and re-taking of the properties and is presented as an unusual item in the accompanying statement of operations for 1996. As of December 31, 1996, deferred profit is 0 as a result of repossession of the marina properties.

                                                             Page 29 of 31 Pages

        In 1995, the Trust sold two single-family lots for a total of $65,000. These sales were recognized pursuant to the full accrual method.

        In 1996 the Trust sold five single family lots  for a total of $322,000

        In 1997 the Trust sold 3 single-family lots for $300,000 and the Tamboo Club for $25,000. Additionally, the Trust exchanged two lots for three trucks that were titled to GHM, a related party. This exchange was recorded as a sale for $20,000 with a receivable due from GHM. (Note 6).

9.    LEASE OF GREAT HARBOUR CAY PROPERTIES

        In August 1996, the Trust consented to a ten-year lease of the marina, warehouse and fuel dock areas, the airport and Links Apartments with Great Harbour Management, Ltd., ("GHM"), a related party. The Lease may be terminated by the Trustee at any time upon thirty (30) days written notice of the sale of all or any portion of the leased properties.

        The Lease requires annual rent in the amount of $60,000. The rent provision in the Lease provides for rent of $72,000 per annum for the third through fourth years of the Lease term and $84,000 per annum for the remaining six years of the Lease term. The rent is due on the first of every month with the exception that during the first four months of the Lease, rent was waived in exchange for substantial repairs performed by GHM on the properties subject to the Lease. Additionally, GHM is responsible for payment of all real estate taxes and other assessments on the leased properties; for repairing and maintaining the properties; for providing all necessary insurance and licenses; and for operating the various facilities subject to the Lease during specific business hours. At December 31, 1997 and subsequent, GHM has not provided insurance for the Airport.

        The monthly rent for August through November, 1996, was recorded and repair expenses in the same amount were recognized.

10.    PRIOR PERIOD ADJUSTMENTS

       In 1998, the Trust received from GHM, a related party, a bill for certain repairs and improvements that were performed on various properties on the Island. Through negotiation and application of offsets by the Trust and GHM, the amount of the bill was compromised. Some of these repairs related to a period before the lease agreement in 1996 and as such were recorded in the year ended December 31, 1996.

11.     COMMITMENTS AND CONTINGENCIES

               PENDING LITIGATION

        In 1993, the Trust filed a complaint against an individual asserting claims for conversion and civil theft in relation to computer hardware and software which was ordered, paid for, but never delivered to the specified entity . The Trust did not prevail in a jury trial of the civil theft case. The Trust has undertaken to appeal the adverse decision that was entered on April 15, 1997.

                                                             Page 30 of 31 Pages

               PENDING LITIGATION (CONTINUED)

        Since the Trust was not successful in that claim, the defendant's attorneys fees and costs could be assessed against the Trust. In the opinion of the Trustee, it is not possible at this time to assess the amount of such fees and costs. However, as the matter has been vigorously litigated since 1993, these fees and costs could be substantial and have a material effect on the financial statements. A Motion to Tax Costs was heard on September 26, 1997. Although the judgement has not been entered as of this date, it is expected that the Defendant will be awarded against the Trust approximately $2,634 plus interest from the date the judgement is signed for costs and an undetermined amount for attorneys fees.

               OFFICE LEASE

        On August 1, 1994, the Trust moved its office to Boynton Beach, Florida and has leased space on a month-to-month basis that it shares with Southward Acquisition Corporation, the majority unit holder of the Trust. T. D. Fender, the principal of Southward Acquisition Corporation is the owner of the building in which the Trust is leasing its office space. The Trust's portion of the monthly rental is $400. The amount of annual rent expense to related parties recognized during each of the years ended December 31, 1997, 1996 and 1995, is $4,800.

               BAHAMIAN REAL PROPERTY TAXES

        The Trust has been advised by the Ministry of Finance of the Commonwealth of the Bahamas that property taxes pertaining to lots located on Great Harbour Cay were not included in a prior settlement that was understood to encompass all of the Trusts' properties on Great Harbour Cay. The Trust does not currently possess sufficient information to reasonably estimate the amount of liability to be recorded. However, the Trust believes that based upon future developments and determinations, it is possible the amount could have a material effect on the financial statements.

                                                             Page 31 of 31 Pages




                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SOUTHWARD VENTURES DEPOSITARY TRUST
                                          (Registrant)



                                    BY:     /S/ GINO J. DIMARCO, TRUSTEE
                                       ----------------------------------------
                                            GINO J. DiMARCO, Trustee

Dated: May 29, 1998

                                 EXHIBIT INDEX


EXHIBIT                            DESCRIPTION
-------                            -----------

27                   Financial Data Schedule