Form 10-Q
period 1998-03-31
SOUTHWARD VENTURES DEPOSITARY TRUST
filed 1998-06-04
CIK 701983

Page 1 of 9 Pages

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended   MARCH 31, 1998                      Commission File 2-77085

                       SOUTHWARD VENTURES DEPOSITARY TRUST
             (Exact Name of Registrant as Specified in its Charter)

         FLORIDA                                       59-6737200
(State or other Jurisdiction of               IRS Employer Identification Number

Incorporation or Organization)

                          C/O GINO J. DIMARCO, TRUSTEE
                              2900 HIGH RIDGE ROAD

                          BOYNTON BEACH, FLORIDA 33426
                    (Address of Principal Executive Offices)

Registrant's Telephone Number, Including Area Code:  (561)    582-2755

                                    NOT APPLICABLE

                        (Former Name, Former Address and
               Former Fiscal Year, if Changed since Last Report)

Indicate by checkmark whether the Registrant (1) has filed all reports required to be fled by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  YES      X                                  NO

Indicate the number of shares outstanding at each of the issurer's classes of common stock, as of the close of the period covered by this report:

CLASS                                         OUTSTANDING MARCH 31, 1998

---------                                     --------------------------
Trust Units, No Par Value                     28,735 (including those units
                                              currently in the exchange process)

                                                              Page 2 of 9  Pages

                       SOUTHWARD VENTURES DEPOSITARY TRUST

                                      INDEX

                                      -----

PART I:                                                       PAGE NO.:

-------                                                       ---------

Financial Statements  (Rider A)                                    5

PART II:

--------

Other Information

         Items 1 through 9                                         3


PART III:

---------

Signature Page                                                     4

                                                               Page 3 of 9 Pages

                                     PART II

                                     -------

                                OTHER INFORMATION

                                -----------------

Item 1.           LEGAL PROCEEDINGS.
                  None.

Item 2.           CHANGES IN SECURITIES.
                  None.

Item 3.           CHANGES IN SECURITY FOR REGISTERED SECURITIES.
                  None.

Item 4.           DEFAULTS UPON SENIOR SECURITIES.
                  None.

Item 5.           INCREASE IN AMOUNT OF OUTSTANDING SECURITIES OR INDEBTEDNESS.
                  None.

Item 6.           DECREASE IN AMOUNT OF OUTSTANDING SECURITIES OR INDEBTEDNESS.

Item 7.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
                  None.

Item 8.           OTHER MATERIALLY IMPORTANT EVENTS.
                  None.

Item 9.           EXHIBITS AND REPORTS ON FORM 8-K.

                  Exhibit 27 -- Financial Data Schedule

                  Reports    -- None

                                                               Page 4 of 9 Pages

                                    PART III

                                    --------

                                   SIGNATURES

                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

                                    SOUTHWARD VENTURES DEPOSITARY TRUST

Dated: June 3, 1998                 BY:  /S/ GINO J. DIMARCO, TRUSTEE
                                         ----------------------------------
                                         GINO J. DiMARCO, Trustee

                                                               Page 5 of 9 Pages

                       SOUTHWARD VENTURES DEPOSITARY TRUST

                        CONSOLIDATED FINANCIAL STATEMENTS

                      MARCH 31, 1998 AND DECEMBER 31, 1997

                                                               Page 6 of 9 Pages

                      SOUTHWARD VENTURES DEPOSITARY TRUST

                          CONSOLIDATED BALANCE SHEETS

                    AT MARCH 31, 1998 AND DECEMBER 31, 1997


                                                                                    MARCH 31                  DECEMBER
                                                                                        1998                      1997

                                                                                    --------                  --------


                                  ASSETS

 Cash                                                                       $        104,507          $         42,147
 Land and improvements held for development or sale                                  639,448                   641,145
 Property & equipment, net                                                            80,945                    83,886
 Other assets                                                                         36,843                    33,481
                                                                           ------------------        ------------------
                                                                            $        861,743          $        800,659
                                                                           ==================        ==================


 LIABILITIES AND TRUST CERTIFICATE HOLDERS' EQUITY

 Accounts payable and accrued liabilities                                   $        105,148          $        104,148
 Net payable to GHC Development                                                            -                    15,000
 Payable to T.D. Fender                                                               51,517                         -
 Deposits on sales contracts                                                          26,000                    40,150
                                                                           ------------------        ------------------
            Total liabilities                                                        182,665                   159,298

 Commitments

 Trust certificate holders' equity                                                   679,078                   641,361

                                                                           ------------------        ------------------
                                                                            $        861,743          $        800,659
                                                                           ==================        ==================

                             SEE ACCOMPANYING NOTES.

                                                               Page 7 of 9 Pages

                      SOUTHWARD VENTURES DEPOSITARY TRUST

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997


                                                                                                       1998                1997
                                                                                                       ----                ----
 Cash flows from operating activities:
    Net income                                                                              $        37,717     $       190,033
    Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation                                                                                   2,941               2,631
       Net reductions of land and improvements  held for development or sale                          1,697               5,622
       (Increase) decrease in other assets                                                          ( 3,362)              1,193
       Decrease  in mortgage note receivable                                                              -                   -
       Decrease in deferred profit pursuant to the installment method of accounting                       -                   -
       Increase (decrease) in account payable and  accrued liabilities                                1,000            ( 57,225)
       Decrease in deposits on sales contracts                                                     ( 14,150)           ( 10,000)
       Decrease in net payable to GHC Management                                                   ( 15,000)
       Increase in payable to T.D. Fender                                                            51,517                   -
                                                                                           -----------------   -----------------
       Net cash used in operating activities                                                         62,360             132,254


                                                                                           -----------------   -----------------
 Net (decrease) increase in cash and cash equivalents                                                62,360             132,254

 Cash at beginning of period                                                                         42,147              28,273
                                                                                           -----------------   -----------------
 Cash at end of period                                                                      $       104,507     $       160,527
                                                                                           =================   =================


                             SEE ACCOMPANYING NOTES.

                                                               Page 8 of 9 Pages


                       SOUTHWARD VENTURE DEPOSITARY TRUST

                     CONSOLIDATED STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997


                                                                      1998                   1997
                                                                      ----                   ----
 Revenues:
      Real estate sales                                   $         90,586       $        300,000
      Rental income                                                 20,928                 20,928
                                                         ------------------     ------------------
                                                                   111,514                320,928

 Costs & expenses:
      Cost of sales                                                  1,698                  5,622
      Selling                                                       10,734                 55,538
      General & administrative                                      11,690                 17,004
      Trustee fees                                                  11,400                 11,400
      Legal & professional fees                                     24,252                 24,140
      Secretarial & bookkeeping fees                                 7,000                  6,000
      Other operating expenses                                       4,082                  8,560
      Depreciation                                                   2,941                  2,631

                                                         ------------------     ------------------
                                                                    73,797                130,895

                                                         ------------------     ------------------
 Net income                                                         37,717                190,033

 Net income per trust certificate                         $           1.31       $           6.61
                                                         ==================     ==================

 Certificates used in computing net income
       per trust certificate                                        28,735                 28,735
                                                         ==================     ==================


                            SEE ACCOMPANYING NOTES.

                                                               Page 9 of 9 Pages


                       SOUTHWARD VENTURES DEPOSITARY TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1998

1.      BASIS OF PRESENTATION

       The accompanying financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q promulgated by the Securities and Exchange Commission. These financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. The statements should be read in conjunction with the financial statements and footnotes thereto included in the Trust's
       Annual Report on Form 10-K for the year ended December 31, 1997.

2.      COMMITMENTS AND CONTINGENCIES

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

        Since the Trust was not successful in that claim, the defendant's attorney fees and costs could be assessed against the Trust. In the opinion of the Trustee, it is not possible at this time to assess the amount of such fees and costs. However, as the matter has been vigorously litigated since 1993, these fees and costs could be substantial and have a material effect on the financial statements. A Motion to Tax Costs was heard on September 26, 1997. Although the judgement has not been entered as of this date, it is expected that the Defendant will be awarded against the Trust approximately $2,634 plus interest from the date the judgement is signed.

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

                                 EXHIBIT INDEX

Exhibit No.   Description
-----------   -----------
   27         Financial Data Schedule