Form 10-Q
period 1998-06-30
SOUTHWARD VENTURES DEPOSITARY TRUST
filed 1998-08-11
CIK 701983

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended   JUNE 30, 1998                   Commission File 2-77085
                   -----------------                                -------

                           SOUTHWARD VENTURES DEPOSITARY TRUST
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

         FLORIDA                                       59-6737200
-------------------------------             ----------------------------------
(State or other Jurisdiction of             IRS Employer Identification Number
Incorporation or Organization)

                          c/o Gino J. DiMarco, Trustee
                              2900 High Ridge Road
                          Boynton Beach, Florida 33426
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

Registrant's Telephone Number, Including Area Code:  (561) 582-2755
                                                      --------------------------

                                    NOT APPLICABLE
--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed since Last Report)

Indicate by checkmark whether the Registrant (1) has filed all reports required to be fled by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  YES      X                                  NO _______

Indicate the number of shares outstanding at each of the issuer's classes of common stock, as of the close of the period covered by this report:

CLASS                                     OUTSTANDING JUNE 30, 1998
---------                                 -------------------------
Unit of Beneficial Interest,              26,675 (does not include those units
No Par Value                              of beneficial interest that were
                                          subsequently presented for exchange
                                          prior to the exchange program
                                          termination date of July 25, 1998)

                       SOUTHWARD VENTURES DEPOSITARY TRUST


                                      INDEX
                                      -----


PART I:                                                     PAGE NO.:
-------                                                     ---------
Financial Statements  (Rider A)                                 5


PART II:

Other Information

         Items 1 through 9                                      3


PART III:

Signature Page                                                  4

                                     PART II

                                OTHER INFORMATION

Item 1.          LEGAL PROCEEDINGS.
                 None.

Item 2.          CHANGES IN SECURITIES.
                 None.

Item 3.          CHANGES IN SECURITY FOR REGISTERED SECURITIES.
                 None.

Item 4.          DEFAULTS UPON SENIOR SECURITIES.
                 None.

Item 5.          INCREASE IN AMOUNT OF OUTSTANDING SECURITIES OR INDEBTEDNESS.
                 None.

Item 6.          DECREASE IN AMOUNT OF OUTSTANDING SECURITIES OR INDEBTEDNESS.
                 On July 25, 1998 the exchange program for outstanding units was terminated. As of July 1, 1998 there were 26,675 new units outstanding that were held by 120 unitholders. As of the same date, there were 237,135 old units outstanding that were held by 405 unitholders.

Item 7.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
                  None.

Item 8.           OTHER MATERIALLY IMPORTANT EVENTS.
                  None.

Item 9.           EXHIBITS AND REPORTS ON FORM 8-K.

                  A. EXHIBITS:

                     27 Financial Data Schedule

                  B. REPORTS ON FORM 8-K:

                     On June 19, 1998, the Registrant filed a Form 8-K pertaining to the execution of a Purchase and Sale Agreement by Indeco, Inc. and T.D. Fender, who is the sole Shareholder and President of Southward Acquisition Corporation. Southward Acquisition Corporation is the owner of 21,103 units of beneficial interest of the Registrant which constitutes 73.44% of its outstanding post-exchange units (assuming all unitholders entitled to complete the ongoing exchange program did so prior to its July 25, 1998 termination date). The Agreement provides for the sale of the units of beneficial interest owned by Southward Acquisition Corporation as well as all of the outstanding shares of the following privately owned affiliated parties: Great Harbour Cay Water and Sewer Utility Company Limited, Great Harbour Management Company Limited, and Great Harbour Development and Construction Company Limited. The Agreement also provides for the sale of three parcels of land not owned by the Registrant which are located on Great Harbour Cay or in its immediate vicinity.

                                    PART III


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


                                    SOUTHWARD VENTURES DEPOSITARY TRUST




Dated: August 6, 1998                  BY:      /S/ GINO J. DIMARCO, TRUSTEE
                                          -------------------------------------
                                                GINO J. DiMARCO, Trustee

                                     PART I
                                   (Rider A)

                      SOUTHWARD VENTURES DEPOSITARY TRUST

                       CONSOLIDATED FINANCIAL STATEMENTS

           JUNE 30, 1998 (UNAUDITED) AND DECEMBER 31, 1997 (AUDITED)

                       SOUTHWARD VENTURES DEPOSITARY TRUST

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                  (UNAUDITED)


                                                                      1998           1997
                                                                   ---------       ---------
 Cash flows from operating activities:
    Net income                                                     $ 185,478       $ 135,546
    Adjustments to reconcile net income to net cash provided
      in operating activities:
        Depreciation                                                   5,882           5,262
        Net reductions of land and improvements  held for
          development or sale                                          6,570           5,622
        Increase  in other assets                                   ( 21,962)       ( 16,793)
        Decrease in account payable and  accrued liabilities        ( 29,201)       ( 52,611)
        Decrease in deposits on sales contracts                     ( 35,150)       ( 10,000)
        Decrease in net payable to GHC Management                   ( 15,000)              -
                                                                   ---------       ---------
        Net cash provided by operating activities                     96,617          67,026
                                                                   ---------       ---------

 Cash flows from financing activities:
    Purchase of property and equipment                              ( 55,873)              -
                                                                   ---------       ---------
        Net cash used in financing activities                       ( 55,873)              -
                                                                   ---------       ---------
 Net increase in cash and cash equivalents                            40,744          67,026

 Cash at beginning of period                                          42,147          28,273
                                                                   ---------       ---------
 Cash at end of period                                             $  82,891       $  95,299
                                                                   =========       =========


                            SEE ACCOMPANYING NOTES.

                      SOUTHWARD VENTURES DEPOSITARY TRUST

  CONSOLIDATED STATEMENTS OF OPERATIONS AND TRUST CERTIFICATE HOLDERS' EQUITY

                                  (UNAUDITED)

                                                    THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                         JUNE 30,                            JUNE 30,
                                                 1998              1997               1998              1997
                                             -----------       -----------        -----------       -----------
Revenues:
      Real estate sales                      $   260,000         $       -        $   350,586       $   300,000
      Rental income                               20,928            20,928             41,856            41,856
      Other income                                     -                 -                  -                 -
      Interest income                                  -                 -                  -                 -
      Profit recognized from
        real estate sales                              -                 -                  -                 -
                                             -----------       -----------        -----------       -----------
                                                 280,928            20,928            392,442           341,856

Costs & expenses:
      Cost of sales                                4,872                 -              6,570             5,622
      Selling expenses                            36,400               500             47,134            56,038
      General & administrative                    13,914             9,828             25,604            26,832
      Trustee fees                                11,400            11,400             22,800            22,800
      Legal & professional fees                   41,740            42,785             65,992            66,925
      Secretarial & bookkeeping fees               5,000             6,000             12,000            12,000
      Other operating expenses                    16,900             2,271             20,982            10,831
      Depreciation                                 2,941             2,631              5,882             5,262
                                             -----------       -----------        -----------       -----------
                                                 133,167            75,415            206,964           206,310
                                             -----------       -----------        -----------       -----------
Income (loss) before interest expense            147,761           (54,487)           185,478           135,546

Interest expense                                       -                 -                  -                 -
                                             -----------       -----------        -----------       -----------
Income (loss) before unusual item                147,761           (54,487)           185,478           135,546

Unusual item:
      Loss on cancellation of mortgage note            -                 -                  -                 -
                                             -----------       -----------        -----------       -----------
Net loss                                         147,761           (54,487)           185,478           135,546

Trust certificate holders' equity,
  beginning of period                            679,078           775,362            641,361           585,329

Less distributions paid                                -                 -                  -                 -
                                             -----------       -----------        -----------       -----------
Trust certificate holders' equity,
  end of period                              $   826,839       $   720,875        $   826,839       $   720,875
                                             ===========       ===========        ===========       ===========

Net income (loss) per trust certificate      $      5.14       $   ( 0.02)        $      6.45       $      0.04
                                             ===========       ===========        ===========       ===========

Certificates used in computing net loss per
      trust certificate                           28,735         3,177,019             28,735         3,177,019
                                             ===========       ===========        ===========       ===========

                            SEE ACCOMPANYING NOTES.

                      SOUTHWARD VENTURES DEPOSITARY TRUST

                          CONSOLIDATED BALANCE SHEETS

          AT JUNE 30, 1998 (UNAUDITED) AND DECEMBER 31, 1997 (AUDITED)



                                                         1998           1997
                                                       --------       --------
                      ASSETS

 Cash                                                  $ 82,891       $ 42,147
 Land and improvements held for development or sale     634,575        641,145
 Property & equipment, net                              133,877         83,886
 Other assets                                            55,443         33,481
                                                       --------       --------
                                                       $906,786       $800,659
                                                       ========       ========


 LIABILITIES AND TRUST CERTIFICATE HOLDERS' EQUITY

 Accounts payable and accrued liabilities              $ 74,947       $104,148
 Net payable to GHC Management                                          15,000
                                                              -
 Deposits on sales contracts                              5,000         40,150
                                                       --------       --------
             Total liabilities                           79,947        159,298

 Commitments

 Trust certificate holders' equity                      826,839        641,361
                                                       --------       --------
                                                       $906,786       $800,659
                                                       ========       ========


                            SEE ACCOMPANYING NOTES.

                       SOUTHWARD VENTURES DEPOSITARY TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       JUNE 30, 1998 AND DECEMBER 31, 1997

1.      BASIS OF PRESENTATION

       The accompanying financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q promulgated by the Securities and Exchange Commission. These financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. The statements should be read in conjunction with the financial statements and footnotes thereto included in the Company" Annual Report on Form 10-K for the year ended December 31, 1997.

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

                                 EXHIBIT INDEX

EXHIBIT     DESCRIPTION
-------     -----------

  27        Financial Data Schedule