Form 10-Q
period 1998-09-30
SOUTHWARD VENTURES DEPOSITARY TRUST
filed 1998-11-16
CIK 701983

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended   SEPTEMBER 30, 1998                Commission File 2-77085
                   --------------------                               ---------

                      SOUTHWARD VENTURES DEPOSITARY TRUST
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

         FLORIDA                                         59-6737200
-------------------------------               ----------------------------------
(State or other Jurisdiction of               IRS Employer Identification Number
Incorporation or Organization)

                          C/O GINO J. DIMARCO, TRUSTEE
                              2900 HIGH RIDGE ROAD
                          BOYNTON BEACH, FLORIDA 33426
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

Registrant's Telephone Number, Including Area Code:  (561) 582-2755
                                                    -----------------

                                    NOT APPLICABLE
--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed since Last Report)

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  YES      X                          NO
                      ----------                         -------------

Indicate the number of shares outstanding at each of the Issuer's classes of common stock, as of the close of the period covered by this report:

CLASS                                            OUTSTANDING SEPTEMBER 30, 1998
-----                                            -------------------------------
Units of Beneficial Interest,                    Trust Certificate, No Par Value
No Par Value                                                  26,784

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

Item 2.     CHANGES IN SECURITIES.
            None.

Item 3.     CHANGES IN SECURITY FOR REGISTERED SECURITIES.
            None.

Item 4.     DEFAULTS UPON SENIOR SECURITIES.
            None.

Item 5.     INCREASE IN AMOUNT OF OUTSTANDING SECURITIES OR INDEBTEDNESS.
            None.

Item 6.     DECREASE IN AMOUNT OF OUTSTANDING SECURITIES OR INDEBTEDNESS.
            On July 25, 1998 the exchange program for outstanding units was terminated. As of September 30, 1998 there were 26,784 new units outstanding that were held by 140 unitholders. As of the same date, there were 224,453 old units outstanding that were held by 377 unitholders.

Item 7.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
            None.

Item 8.     OTHER MATERIALLY IMPORTANT EVENTS.
            None.

Item 9.     EXHIBITS AND REPORTS ON FORM 8-K.
            A  -  Exhibits
                  27   Financial Data Schedule
            B  -  Reports on Form 8-K
                  On June 19, 1998, the Registrant filed a Form 8-K pertaining to the execution of a Purchase and Sale Agreement (hereinafter the "Agreement") by Indeco, Inc. and T.D. Fender, who is the sole Shareholder and President of Southward Acquisition Corporation, which is the majority unitholder of the Registrant. On September 17, 1998 the Registrant filed a Form 8-K pertaining to the termination of the Agreement by Indeco, Inc.. Accordingly, it was reported that the potential change of control will not occur as a result of the Agreement.

                                    PART III

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

                                    SOUTHWARD VENTURES DEPOSITARY TRUST

Dated: November 13, 1998            BY:     /s/ GINO J. DIMARCO, TRUSTEE
                                       ---------------------------------
                                            GINO J. DiMARCO, Trustee

                                     PART I

                                   (RIDER A)




                       SOUTHWARD VENTURES DEPOSITARY TRUST

                        CONSOLIDATED FINANCIAL STATEMENTS

         SEPTEMBER 30, 1998 (UNAUDITED) AND DECEMBER 31, 1997 (AUDITED)

                      SOUTHWARD VENTURES DEPOSITARY TRUST

                          CONSOLIDATED BALANCE SHEETS

       AT SEPTEMBER 30, 1998 (UNAUDITED) AND DECEMBER 31, 1997 (AUDITED)



                                                          1998           1997
                                                        --------       --------
                       ASSETS

CASH                                                    $ 44,710       $ 42,147
LAND AND IMPROVEMENTS HELD FOR DEVELOPMENT OR SALE       634,575        641,145
PROPERTY & EQUIPMENT, NET                                147,848         83,886
OTHER ASSETS                                              46,624         33,481
                                                        --------       --------
                                                        $873,757       $800,659
                                                        ========       ========


LIABILITIES AND TRUST CERTIFICATE HOLDERS' EQUITY

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                $118,105       $104,148
NET PAYABLE TO GHC MANAGEMENT                                 --         15,000
DEPOSITS ON SALES CONTRACTS                                5,000         40,150
                                                        --------       --------
            TOTAL LIABILITIES                            123,105        159,298

COMMITMENTS

TRUST CERTIFICATE HOLDERS' EQUITY                        750,652        641,361
                                                        --------       --------
                                                        $873,757       $800,659
                                                        ========       ========



                            See accompanying notes.

                      SOUTHWARD VENTURES DEPOSITARY TRUST

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                  (UNAUDITED)


                                                                                             1998               1997
                                                                                           ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME                                                                              $ 109,291         $  98,119
   ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:
       DEPRECIATION                                                                            8,822             7,893
       NET REDUCTIONS OF LAND AND IMPROVEMENTS  HELD FOR DEVELOPMENT OR SALE                   6,570             5,622
       (INCREASE) DECREASE IN OTHER ASSETS                                                   (13,143)          (18,496)
       DECREASE  IN MORTGAGE NOTE RECEIVABLE                                                      --                --
       DECREASE IN DEFERRED PROFIT PURSUANT TO THE INSTALLMENT METHOD OF ACCOUNTING               --                --
       INCREASE (DECREASE) IN ACCOUNT PAYABLE AND  ACCRUED LIABILITIES                        13,957           (61,145)
       DECREASE IN DEPOSITS ON SALES CONTRACTS                                               (35,150)          (10,000)
       DECREASE IN NET PAYABLE TO GHC MANAGEMENT                                             (15,000)
       INCREASE IN PAYABLE TO T.D. FENDER                                                         --                --
                                                                                           ---------         ---------
       NET CASH USED IN OPERATING ACTIVITIES                                                  75,347            21,993

CASH FLOW FROM FINANCING ACTIVITIES:
   PURCHASE OF PROPERTY AND EQUIPMENT                                                        (72,784)               --
                                                                                           ---------         ---------
       NET CASH USED IN FINANCING ACTIVITIES                                                 (72,784)               --
                                                                                           ---------         ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                           2,563            21,993

CASH AT BEGINNING OF PERIOD                                                                   42,147            28,273
                                                                                           ---------         ---------
CASH AT END OF PERIOD                                                                      $  44,710         $  50,266
                                                                                           =========         =========



                            See accompanying notes.

                      SOUTHWARD VENTURES DEPOSITARY TRUST

   CONSOLIDATED STATEMENTS OF OPERATIONS AND TRUST CERTIFICATE HOLDERS' EQUITY

                                  (UNAUDITED)



                                                                   THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                            SEPTEMBER 30,
                                                            -------------------------------         ------------------------------
                                                                1998               1997                 1998               1997
                                                            -----------         -----------         -----------        -----------
REVENUES:
      REAL ESTATE SALES                                     $        --         $        --         $   350,586        $   300,000
      RENTAL INCOME                                              20,928              20,928              62,784             62,784
      OTHER INCOME                                                   --                  --                  --                 --
      INTEREST INCOME                                                --                  --                  --                 --
      PROFIT RECOGNIZED FROM REAL ESTATE SALES                       --                  --                  --                 --

                                                            -----------         -----------         -----------        -----------
                                                                 20,928              20,928             413,370            362,784

COSTS & EXPENSES:
      COST OF SALES                                                  --                  --               6,570              5,622
      SELLING EXPENSES                                               --                  --              47,134             56,038
      GENERAL & ADMINISTRATIVE                                   16,524               9,617              42,128             36,449
      TRUSTEE FEES                                               11,400              11,400              34,200             34,200
      LEGAL & PROFESSIONAL FEES                                   6,121              23,140              72,113             90,065
      SECRETARIAL & BOOKKEEPING FEES                              6,021               6,000              18,021             18,000
      OTHER OPERATING EXPENSES                                   51,644               5,567              72,626             16,398
      DEPRECIATION                                                2,940               2,631               8,822              7,893
                                                            -----------         -----------         -----------        -----------
                                                                 94,650              58,355             301,614            264,665
                                                            -----------         -----------         -----------        -----------
INCOME (LOSS) BEFORE INTEREST EXPENSE                           (73,722)            (37,427)            111,756             98,119

INTEREST EXPENSE                                                  2,465                  --               2,465                 --
                                                            -----------         -----------         -----------        -----------
NET INCOME (LOSS)                                               (76,187)            (37,427)            109,291             98,119


TRUST CERTIFICATE HOLDERS' EQUITY, BEGINNING OF PERIOD          826,839             720,875             641,361            585,329

LESS DISTRIBUTIONS PAID                                              --                  --                  --                 --
                                                            -----------         -----------         -----------        -----------
TRUST CERTIFICATE HOLDERS' EQUITY, END OF PERIOD            $   750,652         $   683,448         $   750,652        $   683,448
                                                            ===========         ===========         ===========        ===========

NET INCOME (LOSS) PER UNIT OF BENEFICIAL INTEREST           $   ( 2.65)         $   ( 0.01)         $      3.80        $      0.03
                                                            ===========         ===========         ===========        ===========

UNITS USED IN COMPUTING NET LOSS PER UNIT OF
      BENEFICIAL INTEREST                                        28,735           3,177,019              28,735          3,177,019
                                                            ===========         ===========         ===========        ===========



                            See accompanying notes.

                       SOUTHWARD VENTURES DEPOSITARY TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

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

        SINCE THE TRUST WAS NOT SUCCESSFUL IN THAT CLAIM, THE DEFENDANT'S ATTORNEY FEES AND COSTS COULD BE ASSESSED AGAINST THE TRUST. IN THE OPINION OF THE TRUSTEE, IT IS NOT POSSIBLE AT THIS TIME TO ASSESS THE AMOUNT OF SUCH FEES AND COSTS. HOWEVER, AS THE MATTER HAS BEEN VIGOROUSLY LITIGATED SINCE 1993, THESE FEES AND COSTS COULD BE SUBSTANTIAL AND HAVE A MATERIAL EFFECT ON THE FINANCIAL STATEMENTS. A MOTION TO TAX COSTS WAS HEARD ON SEPTEMBER 26, 1997. ALTHOUGH THE JUDGEMENT HAS NOT BEEN ENTERED AS OF THIS DATE, IT IS EXPECTED THAT THE DEFENDANT WILL BE AWARDED COSTS AGAINST THE TRUST OF APPROXIMATELY $2,634 PLUS INTEREST FROM THE DATE THE JUDGEMENT IS SIGNED.

               BAHAMIAN REAL PROPERTY TAXES

        THE TRUST HAS BEEN ADVISED BY THE MINISTRY OF FINANCE OF THE COMMONWEALTH OF THE BAHAMAS THAT PROPERTY TAXES PERTAINING TO LOTS LOCATED ON GREAT HARBOUR CAY WERE NOT INCLUDED IN A PRIOR SETTLEMENT THAT WAS UNDERSTOOD TO ENCOMPASS ALL OF THE TRUSTS' PROPERTIES ON GREAT HARBOUR CAY. THE TRUST DOES NOT CURRENTLY POSSESS SUFFICIENT INFORMATION TO REASONABLY ESTIMATE THE AMOUNT OF LIABILITY TO BE RECORDED. HOWEVER, THE TRUST BELIEVES THAT BASED UPON FUTURE DEVELOPMENTS AND DETERMINATIONS, IT IS POSSIBLE THE AMOUNT COULD HAVE A MATERIAL ADVERSE EFFECT ON THE FINANCIAL STATEMENTS.

                                 EXHIBIT INDEX



EXHIBIT                              DESCRIPTON
-------                              ----------

  27                Financial Data Schedule