Form 10-K405
period 1998-12-31
SOUTHWARD VENTURES DEPOSITARY TRUST
filed 1999-03-31
CIK 701983

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
                                  ANNUAL REPORT
                       Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                       For the Fiscal Year ended 12/31/98
                         Commission File Number 2-77085

                       SOUTHWARD VENTURES DEPOSITARY TRUST
                  (Exact name of registrant as specified in its charter)
                  FLORIDA                                 59-6737200
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification Number)

                          c/o Gino J. DiMarco, Trustee
             2499 GLADES ROAD, SUITE 203, BOCA RATON, FLORIDA 33431
          (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code   (561) 347-8663

Securities Registered Pursuant to Section 12(b) of the Act: NONE

Securities Registered Pursuant to Section 12(g) of the Act:

                          UNITS OF BENEFICIAL INTEREST
                                (Title of Class)

Name of each exchange on which registered:  None
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ( X )

    State the aggregate market value of the voting securities held by non-affiliates of the Trust on December 31, 1998.

                        $862,050 (includes 1889 post-exchange units to be issued upon submission for exchange)

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

Links Apartment Building: 2-story, 8-unit apartment building (under lease)

Beach and Sailing Club: Five and a half acres, adaptable as a hotel site (partially under lease)

Warehouse (under lease)

35 miles of paved roads

Miscellaneous equipment.

     As of August, 1996, the Trust consented to a ten-year lease (hereinafter "the Lease") of the marina, warehouse and fuel dock areas, the airport and the Links Apartments with Great

Harbour Management, Limited, an affiliated and control party. The Lease includes the Links Apartments and the airport on Great Harbour Cay in addition to those properties previously held by HBL Marina Limited. Great Harbour Management Limited is a Bahamian company which is beneficially owned by the four adult children of T. D. Fender, who was an affiliated party who owned one hundred percent (100%) of Southward Acquisition Corporation until that company was voluntarily dissolved on December 17, 1998. On December 14, 1998, Southward Acquisition Corporation sold to Pentelle Investments Inc., subject to a stock pledge and escrow agreement, its 21,103 units which represented 73.44% of the post-exchange units of beneficial interest of the Trust which are to be outstanding upon completion of the exchange.

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

     It is not known if the rental payments and fees that are received by the Trust are equivalent to that which would have been received as fair market value from an unaffiliated third party since no competitive offers were made by any third parties.

    During 1998, the Trust sold five single family residential lots for the aggregate purchase price of Three Hundred and Thirty-Seven Thousand Dollars ($337,000).

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

     TRUSTEE. Effective January 1, 1990, Gino J. DiMarco was appointed successor Trustee by a majority in interest of the beneficiaries of the Trust. The Trustee's telephone number is (561) 347-8663.

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

     The number of pre-October 31, 1997 exchange units of beneficial interest outstanding as of December 31, 1998 was 217,393 and the number of post-October 31, 1997 units of beneficial interest outstanding as of December 31, 1998 was 26,846. Although the exchange program was terminated during August, 1998, an effort has been undertaken to locate numerous unitholders whose addresses were no longer current. As those unitholders are located, they are now being provided with the opportunity to complete the exchange.

    Until February 5, 1990, the Agreement provided that the Trust cash would be distributed semi-annually after payment, and reserves for expenses, liabilities and obligations of the Trust. To date, one distribution was made in October, 1984. At this time, it is not contemplated that any additional cash distribution dates will be set during 1999.

LINES OF BUSINESS

    Until February 5, 1990, the Trust did not engage in active business operations of any kind. Until February 5, 1990 the only remaining purpose and activity of the Trust was to receive the proceeds from the sale or lease of the Great Harbour Cay properties; pay the liabilities of Southward Ventures, Inc. after its liquidation (none of which are now known to be remaining); and distribute the remaining cash, after expenses of the Trust, to the Trust Certificate Holders. Future revenues of the Trust are contingent upon the lease and sale of the Great Harbour Cay properties; to a minimal extent, interest earned on the Trust's remaining funds; and monthly rental payments received pursuant to the Great Harbour Management Limited Lease.

EMPLOYEES

    The Trust is administered by the Trustee, pursuant to the terms of the Shareholders' Depositary Agreement, as amended. Until December 31, 1989, the Trust had a consulting agreement with Southward Ventures, Inc.'s former President, Gino J. DiMarco. The consulting contract with Gino J. DiMarco was terminated on December 31, 1989 upon his appointment as Successor Trustee, effective January 1, 1990. In addition to the Trustee, the Trust has one full time secretary for the Trust's operations in Boca Raton, Florida and one part time employee on Great Harbour Cay.

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

    Until the Depositary Agreement was amended on February 5, 1990, the Agreement provided that without consent of Trust Certificate Holders the Trustee is empowered to (a) collect and receive any and all money and other property of whatsoever kind or nature due to or owing or belonging to the Trust and to give full discharge and acquittance therefor; (b) perform any act authorized, permitted, or required under the Utility Purchase and Sale Agreement or any other instruments relating to or forming a part of the Trust Estate whether in the nature of an approval, consent, demand, or notice thereunder or otherwise, unless such act would require the consent of the holders of the Trust Certificates in accordance with the express provisions of the Depositary Agreement; and (c) sell, transfer, assign or otherwise dispose of any part of the Trust Estate, excepting the interest of the Trust Estate in the Utility Purchase and Sale Agreement, for cash or other considerations. With the consent of at least 51% in interest of the Trust Certificate Holders the Trustee was empowered to (a) amend the Utility Purchase and Sale Agreement or any other instruments relating to or forming a part of the Trust Estate, when in the opinion of counsel for the Depositary any such amendment is advisable or necessary to preserve the Trust Estate, and (b) amend the Depositary Agreement in any manner whatever, provided that no such amendment diminished the rights of Trust Certificate Holders thereunder. The Utility Purchase and Sale Agreement was terminated in 1984 in conjunction with the Prepayment Settlement Agreement entered into at that time with Palm Beach County and thus, is no longer an asset of the Trust.

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

     There is no specific requirement for Trust Certificate Holder meetings. However, such meetings may be called by the Trustee or convened upon the written request to the Trustee by at least fifteen percent (15%) of the holders in interest of the Trust units.

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

      2. Section 5.6 of Article V has been modified to reflect December 31 as the end of the Trust's fiscal year (which has been in effect for accounting purposes since 1982).

      3. Section 6.1 Article VI has been modified to change the purpose of the Trust to now permit the Trust to engage in any and all lawful activities.

      4. Section 6.3 of Article VI has been modified to remove the restrictions on investment of funds. The Trustee is now empowered to hold, deposit, or invest money in any fashion the Trustee shall deem advisable.

      5. Section 7.2 of Article VII has been modified to delete those provisions which pertain to those agreements relating to the sale of the Utility System.

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

ITEM 2. PROPERTIES

    The Trust does not own any properties for its administrative operations. The Trust's offices are located at 2900 High Ridge Road, Boynton Beach, Florida 33426. The Trust has leased approximately 1,500 square feet of office space at this location on a month to month basis for $400 per month. Effective January 1, 1999, the Trust has been advised that the rent is being increased to $500.00 per month. On March 31, 1999 the Trust re-located to 2499 Glades Road, Suite 203, Boca Raton, Florida 33431 where it has leased 288 square feet of office space on a month to month basis for $500.00 per month. The Trustee believes these facilities will continue to be adequate for the Trust's operations.

SUBSIDIARIES

    The Trust owns one hundred (100%) percent of the outstanding capital shares of Southward Ventures, Limited, a Bahamian corporation. Southward Ventures Limited has no active business operation, has no assets, and Bahamian counsel has been instructed to file those documents necessary to dissolve it.


ITEM 3. LEGAL PROCEEDINGS

     There is one litigation matter which has been pending since 1993 to which the Trust is a party. The appeal of Case No. CL 93-7363 AE, GINO J. DIMARCO AS TRUSTEE OF SOUTHWARD VENTURES DEPOSITARY TRUST VS. M. PHILLIP CARNES was denied by the 4th District Court of Appeals, Florida on February 26, 1999. It pertained to an adverse judgment which was entered with regard to a claim of the Trust for damages arising from the alleged conversion and civil theft of computer hardware and software and/or funds for the purchase of same. The case has now been remanded to the lower court to determine the defendant's claim for an award of court costs and attorney's fees since the defendant was the prevailing party in the lower court proceeding.


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

     As of December 31, 1998, the Trust had 371 holders of pre-exchange units of beneficial interest and 145 holders of post-exchange units of beneficial interest.

     Southward Ventures, Inc. paid no cash dividends during the last two fiscal years prior to its liquidation. The Trust made one distribution on October 15, 1984 of $2.70 per unit.

     Since December 14, 1998, Pentelle Investments Inc. has owned majority control of the units of beneficial interest in the Trust.

ITEM 6. SELECTED FINANCIAL DATA

                        SUMMARY OF FINANCIAL INFORMATION
                       SOUTHWARD VENTURES DEPOSITARY TRUST


Selected Statement             1998             1997                 1996               1995                 1994
                           ----------------------------------------------------------------------------------------
of operations Data:
Revenues                    $434,298          $428,712             $530,125           $237,582            $207,595
Net Income (1oss)           $ 86,633          $ 74,916             ($21,326)          ($30,623)           ($52,773)
Net  Income (loss) per
trust unit (1)              $   3.09             $2.61                ($.74)            ($1.07)             ($1.84)
Total Assets                $872,074          $800,659             $747,628         $1,577,559          $1,604,646

See Notes to Financial  Statements for Designated Years.
(1) Retroactively application to reflect 1997 reduction of units

ITEM 7.     MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

SOUTHWARD VENTURES DEPOSITARY TRUST

     Until February 5, 1990, the Trust was not an operating entity. Its only remaining purpose was to receive the proceeds from the lease and sale of the Great Harbour Cay properties; to pay the liabilities of Southward Ventures, Inc. (none of which are known to remain); and distribute such funds less expenses to the Trust Certificate Holders. At this time, Pentelle Investments Inc. and Pristine Resorts Limited are currently formulating plans for the future development of the remaining Great Harbour Cay properties.

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

     LIQUIDITY. Future revenue of the Trust will come from the proceeds of the sale and lease of the Great Harbour Cay properties; from the monthly rental payments on the Great Harbour Management Limited lease; and to a minimal extent, from interest on its remaining cash assets. All other assets of the Trust have been liquidated.

     CAPITAL RESOURCES. The Trust has no material commitments for capital expenditures.

     RESULTS OF OPERATIONS.
                                    REVENUES

     During 1998, revenues from the sale of real estate increased to $350,586 versus $345,000 in 1997. Rental income remained $83,712 in both 1997 and in 1998. There has been no other rental income since 1996 as the result of the Trust's lease arrangement with Great Harbour Management Limited that became effective August 1, 1996. The $5,000 per month rental payments has resulted in a reduction of cash flow for the Trust from the marina, the airport, and the Links Apartments since 1996.

                                COSTS & EXPENSES

    In 1998, there was a small increase in costs and expenses due to an increase in the selling expenses associated with the lot sales. Due to the August 1, 1996 lease with Great Harbour Management Limited, no operating expenses were incurred with regard to the marina and fuel facility. However, significant capital improvement costs were incurred as the result of a compromise agreement to the August 1, 1996 lease that was reached in April, 1998, that resulted in the waiving of certain accounts receivable due to the Trust and expenditures by the Trust in the aggregate amount of $66,828.92 for capital improvements to the leased properties. As of April 9, 1998, the lease was amended and as a result, the Trust expended $97,640.00 for capital improvements to the leased properties during 1998.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements for the year ended December 31, 1998 are attached hereto and indexed as Rider 8(a).

INDEX TO FINANCIAL STATEMENTS                                               PAGE
FINANCIAL STATEMENTS:
Independent Auditor's Report                                                  11
Consolidated Balance Sheets at December 31, 1998 and 1997                     12
Consolidated Statements of Operations and Trust Certificate
      Holders' Equity for the Three Years Ended
      December 31, 1998                                                       13
Consolidated Statements for Cash Flows for the Three
      Years Ended December 31, 1998                                           14
Consolidated Notes to Financial Statements                                    15

     All schedules are omitted because they are not applicable or the required information is presented in the financial statements or notes thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Trust Certificate Holders of
  Southward Ventures Depositary Trust
Boynton Beach, Florida

     We have audited the accompanying consolidated balance sheets of Southward Ventures Depositary Trust as of December 31, 1998 and 1997, and the related consolidated statements of operations and trust certificate holders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principales used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southward Ventures Depositary Trust as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

                             RACHLIN COHEN & HOLTZ


Miami, Florida
March 30, 1999


                      SOUTHWARD VENTURES DEPOSITARY TRUST

                          CONSOLIDATED BALANCE SHEETS

                         AT DECEMBER 31, 1998 AND 1997

                                                                             1998                         1997

                                       ASSETS


 Cash                                                                    $ 17,443                     $ 42,147
 Land and improvements held for development or sale                       634,575                      641,145
 Property & equipment, net                                                165,016                       83,886
 Other assets                                                              55,040                       33,481
                                                              --------------------         --------------------
                                                                        $ 872,074                    $ 800,659
                                                              ====================         ====================


 LIABILITIES AND TRUST CERTIFICATE HOLDERS' EQUITY

 Accounts payable and accrued liabilities                               $ 119,302                    $ 104,148
 Due to GH Management                                                           -                       15,000
 Note payable to GH Management                                             20,000                            -
 Deposits on sales contracts                                                5,000                       40,150
                                                              --------------------         --------------------
             Total liabilities                                            144,302                      159,298

 Commitments

 Trust certificate holders' equity                                        727,772                      641,361
                                                              --------------------         --------------------
                                                                        $ 872,074                    $ 800,659
                                                              ====================         ====================

                            SEE ACCOMPANYING NOTES.


                      SOUTHWARD VENTURES DEPOSITARY TRUST

         STATEMENTS OF OPERATIONS AND TRUST CERTIFICATE HOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996


                                                                          1998                 1997                1996
 Revenues:
      Real estate sales                                              $ 350,586            $ 345,000           $ 322,000
      Interest income                                                        -                    -              19,002
      Rental income                                                     83,712               83,712              55,951
      Other income                                                           -                    -             129,043
      Profit recognized from real estate sales                               -                    -               4,129
                                                            -------------------  -------------------  ------------------
                                                                       434,298              428,712             530,125

 Costs & expenses:
      Cost of sales                                                      6,570                6,465               5,609
      Selling                                                           47,133               56,038              16,168
      General & administrative                                          52,120               58,303              44,320
      Trustee fees                                                      45,600               45,600              45,600
      Legal & professional fees                                         94,794              124,938              63,363
      Secretarial & bookkeeping fees                                    26,144               25,000              24,000
      Other operating expenses                                          53,715               24,634             187,013
      Depreciation                                                      16,510               12,818              10,998
                                                            -------------------  -------------------  ------------------
                                                                       342,586              353,796             397,071
                                                            -------------------  -------------------  ------------------
 Income before interest expense                                         91,712               74,916             133,054

 Interest expense                                                        3,079                    -               7,100
                                                            -------------------  -------------------  ------------------
 Income unusual item                                                    88,633               74,916             125,954
 Unusual item:
      Loss on cancellation of mortgage note                                  -                    -           ( 147,280)
                                                            -------------------  -------------------  ------------------
 Net income (loss)                                                      88,633               74,916            ( 21,326)

 Trust certificate holders' equity, beginning of period                641,361              570,788             592,114
                                                            -------------------  -------------------  ------------------
 Trust certificate holders' equity, before distributions
      paid and purchase of fractional units                            729,994              645,704             570,788

 Purchase of fractional trust units                                     (2,222)               (4,343)                  -
                                                            -------------------  -------------------  ------------------
 Trust certificate holders' equity, end of period                    $ 727,772            $ 641,361           $ 570,788
                                                            ===================  ===================  ==================

  Net income (loss) per trust unit                                      $ 3.09               $ 2.61             $( 0.74)
                                                            ===================  ===================  ==================

 Units used in computing net income (loss)
       per trust unit                                                   28,735               28,735              28,735
                                                            ===================  ===================  ==================

                            SEE ACCOMPANYING NOTES.


                      SOUTHWARD VENTURES DEPOSITARY TRUST

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                                                              1998            1997          1996
 Cash flows from operating activities:
       Net income  (loss)                                                 $ 88,633        $ 74,916     $(21,326)
       Adjustments to reconcile net income (loss) to
            net cash provided by operating activities:
            Depreciation                                                    16,510          12,818        10,998
            Loss on cancellation of mortgage                                     -               -       147,280
            Decrease  in mortgage note receivable                                -               -         5,290
            Net (additions to) reductions of land and improvements
                held for development or sale                                 6,570         (28,910)        5,608
            Increase in other assets                                       (23,781)         (6,063)       (6,965)
            Decrease in deferred profit pursuant to the
                installment method of accounting                                 -               -        (4,129)
            Increase (decrease) in account payable and
              accrued liabilities                                           15,154         (22,692)       51,247
            Decrease in accrued interest payable                                 -               -       (10,876)
            Decrease in net payable to GH Management                       (15,000)              -             -
            (Decrease) increase in deposits on sales contracts             (35,150)          5,150         9,225
                                                                          --------        --------     ---------
            Net cash provided by operating activities                       52,936          35,219       186,352
                                                                          --------        --------     ---------
 Cash flows from financing activities:
       Purchase of property and equipment                                  (97,640)        (17,002)         (937)
                                                                          --------        --------     ---------
            Net cash provided by investing activities                      (97,640)        (17,002)         (937)
                                                                          --------        --------     ---------
 Cash flows from financing activities:
       Proceeds from issuance of demand notes payable
            to related parties                                             420,000               -        20,255
       Repayments of demand notes payable to related parties              (400,000)              -      (183,716)
       Purchase of fractional trust units                                        -          (4,343)
                                                                          --------        --------     ---------
            Net cash (used in) provided by financing activities             20,000          (4,343)     (163,461)
                                                                          --------        --------     ---------
 Net (decrease) increase in cash and cash equivalents                      (24,704)         13,874        21,954

 Cash at beginning of period                                                42,147          28,273         6,319
                                                                          --------        --------     ---------
 Cash at end of period                                                    $ 17,443        $ 42,147     $ 28,273
                                                                          ========        ========     =========

 Supplemental disclosures of Cash Flow information
       Interest paid                                                       $ 2,466               -      $ 18,328

 Non-cash investing and financing activity
       Sales of lot for trade of settlement for unpaid legal fees         $ 14,089
       Sale of lots for trade of truck benefiting GHC development                -        $ 20,000             -
       Assumption of note payable by a related party                             -               -      $ 50,792
       Purchase of fractional trust units                                    2,222               -             -

                            SEE ACCOMPANYING NOTES.

                       SOUTHWARD VENTURES DEPOSITARY TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1997


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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements of Southward Ventures Depositary Trust (Trust) include the accounts of the parent company, Trust, and its wholly-owned inactive subsidiary, Southward Ventures Limited (SVL), a Bahamian corporation, which is in the process of being voluntarily dissolved..

                REVENUE RECOGNITION FOR REAL ESTATE SALES

         In July 1993, the Trust sold the marina and certain other properties pursuant to the Lease Termination Agreement (Note 10). In accordance with Statement of Financial Accounting Standards No. 66, "Accounting for Real Estate Sales", until August 1, 1996, revenue was recognized under the installment method of accounting. The installment method apportions each cash receipt and principal payment by the buyer on debt assumed between cost recovered and profit. Since the marina properties were repossessed during 1996, revenue is no longer recognized.


                REVENUE RECOGNITION FOR RENTAL INCOME

         In August 1996, the Trust consented to a ten year operating lease (Lease) with GHM, a related party (Note 9). The Lease contains a rent provision that increases the annual lease payment in the third and in the fifth years of the Lease. In accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Lease Transactions", the total value of the amounts due for the ten-year lease period is amortized on a straight-line basis to determine the annual amount of rental revenue to be recognized. The difference between the amount of rent received and the amount recognized amounts to $14,400 in 1998 and 1997, respectively and $6,000 in 1996. These amounts are recorded as a deferred asset and are included in other assets on the Balance Sheet.

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

                OTHER INCOME

         Other income for the year ended December 31, 1996 is comprised principally of airport landing fees approximating $15,322 and marina fuel and dockage income of $113,721. The marina related income was generated when the Trust exercised its right to repossess the marina due to a default on a mortgage note receivable (Notes 4 and 9). As of August 1, 1996, the marina and other properties became subject to a lease agreement between the Trust and GHM, a related party (Note 10).

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

                NET INCOME (LOSS) PER TRUST UNIT

         Net income or loss per trust unit is based upon the authorized units which were issued or eligible for issuance during the periods.

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


3.       TRUST ASSETS

                LAND AND IMPROVEMENTS HELD FOR DEVELOPMENT OR SALE

         In 1986, The Trust obtained title to certain real estate located in Great Harbour Cay, the Bahamas (the "Island") as a result of a foreclosure action for non-payment of a mortgage note receivable. The basis of the real property was determined by allocating the outstanding balance of the note receivable together with unpaid interest at the time of foreclosure, in addition to unpaid real estate taxes, documentary stamps, and other costs incidental to the foreclosure proceedings to the various real estate holdings based on the relative fair market values. The total amount of real estate taxes capitalized to the cost of the real estate amounted to $211,575. The total value assigned to the real estate is not considered to be in excess of net realizable value.

                OTHER ASSETS

         At December 31, 1998, and 1997, other assets consist primarily of a deferred asset pursuant to the GHM lease agreement (Note 1), and deposits made with the Registrar and Transfer agent in connection with the reduction of outstanding units. (Note 8).

4.       MORTGAGE NOTE RECEIVABLE

         In July 1993, the Trust sold the marina and certain other properties pursuant to a Lease Termination Agreement that was executed in 1993. As part of the consideration, the buyer, HBL, issued a promissory note payable ("Note") that was secured by a purchase money mortgage (Note
         8). The Note required monthly payments of $8,098, had a ten-year amortization, bore interest at the rate of 9% per annum and had a balloon payment of $639,234 at the end of year ten in 2003. In April 1996, HBL defaulted on the payment provisions of the Note and thereafter the Trust took possession of the properties. A loss of $147,280 has been recognized in 1996 (Note 9) as a result of the default and the re-taking of the properties.

5.       PROPERTY AND EQUIPMENT

         Property and equipment at December 31, 1998 and 1997 are comprised of the following:

                                                 1998                  1997

         Building and improvements            $  310,787             $  216,962
         Machinery and equipment                  67,287                 67,288
         Office furniture and equipment           20,564                 16,748
         Automobile                                5,687                  5,687
                                              ----------             ----------
                                                 404,325                306,685
         Less accumulated depreciation          (239,309)              (222,799)
                                              ----------             ----------
                                              $  165,016             $   83,886
                                              ==========             ==========

       In 1998 and 1997 various improvements to the Trust property have been made and charged to the Trust by GHM. These charges comprised costs of building demolition, electrical upgrades to existing structures and land clearing.

6.     NET PAYABLE TO GREAT HARBOUR MANAGEMENT, LTD.

       Great Harbour Management, Ltd., ("GHM"), a Bahamian corporation, is owned beneficially 100% by the four adult children of T. D. Fender, who was a related party. T. D. Fender owned 100% of Southward Acquisition Corporation ("SAC") and SAC owned 73.4% of the beneficial units in the Trust through December 13, 1998. SAC was voluntarily dissolved on December 17, 1998.

6.     NET PAYABLE TO GREAT HARBOUR MANAGEMENT, LTD. (CONTINUED)

       In 1998 and 1997 GHM and other companies under the control of T. D. Fender (collectively referred to as "Related Companies") performed various repairs and improvements on the Island for the benefit of the Trust. These charges totaled approximately $68,968.88 and $53,493 in 1998 and 1997 respectively. Additionally, Related Companies charged the Trust approximately $6,280 and $13,336 in 1998 and 1997 respectively, rent for storage of the prefabricated house held for resale and included in inventory. The amounts charged in 1997 were offset against lease payments due pursuant to the lease agreement (Note 10) that amounted to $25,000 and two lots which were valued at $20,000 were exchanged for three trucks that were titled to GHM. As of December 31, 1997, a net payable of $15,000 was due to GHM that offset rent payments due under the lease agreement (Note 10) through March 1998.

7.     NOTE PAYABLE

       Note payable to Great Harbour Management, Inc. a related party, interest at 12%, due on demand, $20,000.

8.     TRUST CERTIFICATE HOLDERS' EQUITY

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

9.     REAL ESTATE SALES

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

        The deferred profit at December 31, 1996 was calculated as follows:

                                                   1996
                                                   ----
               Sales Price                      $1,010,000
               Less:  Rent Receivable             (119,520)
               Deferred asset                      (81,665)
                                                ----------
               Adjusted sales price                808,815
               Cost of sales                        20,614
                                                ----------
               Gross profit                     $  788,201
                                                ----------
               Gross profit percentage               78.04%
               Revenue recognized               $    4,129
                                                ----------
               Profit deferred                  $  690,611
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

        In 1998, the Trust sold five (5) single family lots for $337,000. The Trust exchanged one (1) single family lot in settlement for amounts due for legal services.

        In 1997 the Trust sold 3 single-family lots for $300,000 and the Tamboo Club for $25,000. Additionally, the Trust exchanged two lots for three trucks that were titled to GHM, a related party. This exchange was recorded as a sale for $20,000 with a receivable due from GHM. (Note 6).

        In 1996 the Trust sold five single family lots for a total of $322,000

10.     LEASE OF GREAT HARBOUR CAY PROPERTIES

        In August 1996, the Trust consented to a ten-year lease of the marina, warehouse and fuel dock areas, the airport and Links Apartments with Great Harbour Management, Ltd., ("GHM"), a related party. The Lease may be terminated by the Trustee at any time upon thirty (30) days written notice of the sale of all or any portion of the leased properties.

        The Lease requires annual rent in the amount of $60,000 during the first year, $72,000 per annum for the third through fourth years of the Lease term and $84,000 per annum for the remaining six years of the Lease term. The rent is due on the first of every month with the exception that during the first four months of the Lease, rent was waived in exchange for substantial repairs performed by GHM on the properties subject to the Lease. Additionally, GHM is responsible for payment of all real estate taxes and other assessments on the leased properties; for repairing and maintaining the properties; for providing all necessary insurance and licenses; and for operating the various facilities subject to the Lease during specific business hours. At December 31, 1997 and subsequently , GHM has not provided insurance for the Airport.

        The monthly rent for August through November, 1996, was recorded and repair expenses in the same amount were recognized.

11.     PRIOR PERIOD ADJUSTMENTS

        In 1998, the Trust received from GHM, a related party, a bill for certain repairs and improvements that were performed on various properties on the Island. Through negotiation and application of offsets by the Trust and GHM, the amount of the bill was compromised. Some of these repairs related to a period before the lease agreement in 1996 and as such were recorded in the year ended December 31, 1997.

12.     COMMITMENTS AND CONTINGENCIES

               PENDING LITIGATION

        In 1993, the Trust filed a complaint against an individual asserting claims for conversion and civil theft in relation to computer hardware and software which was ordered, paid for, but never delivered to the specified entity. The Trust did not prevail in a jury trial of the civil theft case. The Trust undertook an appeal of the adverse decision but the Trust's appeal was not successful

        Since the Trust was not successful in that claim, the defendant's attorneys fees and costs could be assessed against the Trust. In the opinion of the Trustee, it is not possible at this time to assess the amount of such fees and costs. However, as the matter has been vigorously litigated since 1993, these fees and costs could be substantial and have a material effect on the financial statements. A Motion to Tax Costs was heard on September 26, 1997. Although the judgement has not been entered as of this date, it is expected that the Defendant will be awarded against the Trust approximately $2,634 plus interest from the date the judgement is signed for costs and an undetermined amount for attorneys fees.

               OFFICE LEASE

        On August 1, 1994, the Trust moved its office to Boynton Beach, Florida and leased space on a month-to-month basis that it shared with Southward Acquisition Corporation, which was the majority unit holder of the Trust. T. D. Fender, who was the principal of Southward Acquisition Corporation was the owner of the building in which the Trust was leasing its office space. The Trust's portion of the monthly rental was $400 until December 31, 1998 and $500 per month thereafter. The amount of annual rent expense to related parties recognized during each of the years ended December 31, 1998, 1997 and 1996, is $4,800.

        The office space in Boynton Beach is on a month to month basis at $500.00 per month commencing January 1, 1999.

        Effective March 31, 1999 the Trust is relocating to 2499 Glades Road, Suite 203, Boca Raton, Florida 33431. This leased space is on a month-to-month basis at a rate of $500 per month.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) IDENTIFICATION OF TRUSTEE

The Trust is administered by a single Trustee, Gino J. DiMarco, at 2499 Glades Road, Boca Raton, Florida 33431.

(b) IDENTIFICATION OF TRUSTEE

                                                           POSITIONS AND OFFICES
NAME                     AGE        TERM OF OFFICE         HELD WITH THE TRUST
--------------------------------------------------------------------------------
Gino J. DiMarco          86         January 1990           Trustee
                                    to present

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

     During 1998, Mr. DiMarco received $45,600 in compensation and $2,775.65 in reimbursed expenses. A majority of Mr. DiMarco's expense reimbursements were travel-related to Nassau and Great Harbour Cay, Bahamas.

                           SUMMARY COMPENSATION TABLE

                                             LONG TERM COMPENSATION
ANNUAL COMPENSATION                                 AWARDS
--------------------------------------------------------------------------------------------------------
(a)                    (b)      (c)           (d)              (e)              (f)          (g)
                                                               Other            Re-          Securities
Name &                                                         Annual           stricted     Under
Principal                                                      Compen-          Stock        lying
Position              Year     Salary        Bonus             sation           Award(s)     Options/
                                ($)           ($)              ($)               ($)         SARs(#)
--------------------------------------------------------------------------------------------------------
Gino J. DiMarco         1998    $45,600        0                0                 0           0
                        1997    $45,600        0                0                 0           0
                        1996    $45,500        0                0                 0           0

LONG TERM COMPENSATION (CONT.)
-----------------------------
PAYOUTS
-------
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

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION
Not Applicable

PERFORMANCE GRAPH
Not Applicable

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

  (a) Security Ownership of Certain Beneficial Owners

    As of December 31, 1998 the following persons are known to the Trust who own of record or beneficially more than five percent (5%) of the Trust's voting interests.

TITLE OF       NAME AND ADDRESS                    AMOUNT AND NATURE            PERCENT
CLASS          OF BENEFICIAL OWNER                 OF BENEFICIAL OWNERSHIP      OF CLASS
----------------------------------------------------------------------------------------------------
Units of       Pentelle Investments Inc.                                        73.44% (after
Benefi-        6 Hachita Street Shoham 73142                                    giving effect to all
cial           Post Office Box 841                  21,103                      post-exchange units
Interest       Tel Aviv, Israel                     post-exchange units         to be issued upon
                                                    Direct and Indirect         submission for ex-
                                                                                change)

  (b)  Security Ownership of Management
       No Trust Certificates are beneficially or otherwise owned by the Trustee.

  (c)  Changes in Control
       None

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     As of August, 1996, the Trust consented to a ten-year lease of the marina, warehouse and fuel dock areas, the airport and the Links Apartments with Great Harbour Management Limited, which was an affiliated and control party. The Lease includes the Links Apartments and the airport on Great Harbour Cay in addition to those properties previously held by HBL Marina Limited. Great Harbour Management Limited is a Bahamian company which is wholly owned beneficially by the four adult children of T. D. Fender, who was an affiliated party and who owned one hundred percent (100%) of Southward Acquisition Corporation. Until December 14, 1998, Southward Acquisition Corporation owned 21,103 units which represented 73.44% of the post-exchange units of beneficial interest of the Trust which will be outstanding upon completion of the exchange.

     The Lease may be terminated by the Trustee at any time upon thirty (30) days written notice of the sale of all or any portion of the leased properties. It requires annual rent in the amount of $60,000. The rent provision in the Lease provides for rent of $72,000 per annum for the third through fourth years of the Lease term and $84,000 per annum for the remaining six years of the Lease term. The rent is due on the first of every month with the exception that during the first four months of the Lease, no rent was paid in exchange for substantial repairs performed by Great Harbour Management Limited on the properties subject to the Lease. Additionally, Great Harbour Management Limited is responsible for payment of all real estate taxes and other assessments on the leased properties; for repairing and maintaining the properties; for providing insurance and all necessary licenses; and for operating the various facilities subject to the Lease during specific business hours. It is not known if the rental payments and fees that are received by the Trust are equivalent to that which would have been received as fair market value from an unaffiliated third party since no competitive offers were made by any third parties. As of December 31, 1998, the rental payments due under the lease were two months in arrears.

     During January, 1998 Great Harbour Management Limited, while it was affiliated and control party, presented the Trust with an invoice for $100,709.97 for various repairs, capital improvement expenses, and storage charges for a prefabricated house. The invoice included prior periods starting in 1995 which had not been previously invoiced to the Trust and which could not be fully supported by adequate substantiating cost documentation. As a result of the disputed items and various offsets claimed by each party against the other, the claims of each party were compromised to both equal $66,828.92. As a result, the Trust relinquished its claim for an account receivable due from Great Harbour Management Limited arising from 1996 and 1997 in the amount of $8,828.97, conveyed two lots in a barter transaction for three trucks that were titled to Great Harbour Management Limited, and waived collection of rent payments due from Great Harbour Management Limited for the period August, 1997 through March, 1998. On April 16, 1998, a compromise agreement was executed by both the Trust and Great Harbour Management Limited settling this dispute. Subsequently, but retroactively effective as of April 9, 1998 the Trust executed an amendment to the lease which resulted in the expenditure of an additional $97,640.00 in 1998 in capital improvements to the leased properties. It has been agreed that capital improvements shall remain the property of the Trust upon termination of the lease.

     On March 12, 1999 Pentelle Investments Inc., the Trust's controlling beneficial owner, made a loan to the Trust in the amount of $15,000 for working capital. This loan is evidenced by a promissory note which is due on demand and bears interest at the rate of 10% per annum.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
ON FORM 8-K

         (a) All financial statements and financial statement schedules to be filed for the year ended December 31, 1998 are hereto and indexed as Rider 8(a).

         (b) Form 8-K's

     On June 19, 1998, the Trust filed a Form 8-K pertaining to the execution of a Purchase and Sale Agreement (hereinafter the "Agreement") by Indeco, Inc. and
T. D. Fender, who was the sole shareholder and President of Southward Acquisition Corporation, which was the majority unitholder of the Trust. On September 17, 1998, the Trust filed a Form 8-K pertaining to the termination of that Agreement by Indeco, Inc.. Accordingly, it was reported that the potential change of control would not occur as a result of that Agreement.

     On December 22, 1998, the Trust filed a Form 8-K pertaining to the execution of a Purchase and Sale Agreement (hereinafter the "Agreement") by Pentelle Investments Inc. and T.D. Fender, who was the sole shareholder and President of Southward Acquisition Corporation, which was the majority unitholder of the Trust. Accordingly, it was reported that a change of control had occured as a result of the Agreement, but that it was subject to a pledge and escrow agreement pertaining to full payment of the purchase price.

         (c) Exhibits

             27.1 Financial Data Schedule

         (d) Not applicable.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    SOUTHWARD VENTURES DEPOSITARY TRUST
                                                     (Registrant)



                                    BY:/s/ GINO J. DIMARCO, TRUSTEE
                                    -------------------------------
                                       Gino J. Dimarco, Trustee

Dated:   March 31, 1999

                                  EXHIBIT INDEX


EXHIBIT                           DESCRIPTION
-------                           -----------

27.1                             Financial Data Schedule