Form 10-Q
period 1999-03-31
SOUTHWARD VENTURES DEPOSITARY TRUST
filed 1999-05-12
CIK 701983

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended   MARCH 31, 1999                    Commission File 2-77085
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

                          C/O GINO J. DIMARCO, TRUSTEE
                           2499 GLADES ROAD, SUITE 203
                            BOCA RATON, FLORIDA 33431
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

Registrant's Telephone Number, Including Area Code:  (561) 347-8663

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

                           YES      X            NO

Indicate the number of shares outstanding at each of the Issuer's classes of common stock, as of the close of the period covered by this report:

CLASS                                         OUTSTANDING MARCH 31, 1999
-----                                         --------------------------
Units of Beneficial Interest,                 Trust Certificate, No Par Value
No Par Value                                               27,147

                       SOUTHWARD VENTURES DEPOSITARY TRUST


                                      INDEX

PART I:                                                            PAGE NO.:
-------                                                            ---------

Financial Statements                                                   5

PART II:

Other Information

         Items 1 through 9                                             3


PART III:

Signature Page                                                         4

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

Item 3.           CHANGES IN SECURITY FOR REGISTERED SECURITIES.
                  None.

Item 4.           DEFAULTS UPON SENIOR SECURITIES.
                  None.

Item 5.           INCREASE IN AMOUNT OF OUTSTANDING SECURITIES OR INDEBTEDNESS.
                  None.

Item 6.           DECREASE IN AMOUNT OF OUTSTANDING SECURITIES OR INDEBTEDNESS.

         On July 25, 1998 the exchange program for outstanding units was terminated. However, since that date an extensive search has been conducted to locate missing unitholders in order to provide them with the opportunity to participate in the exchange program and to identify those accounts which are to be escheated. As of March 31, 1999 there were 27,147 new units outstanding that were held by 189 unitholders. As of the same date, there were 182,831 old units outstanding that were held by 320 unitholders.

Item 7.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
                  None.

Item 8.           OTHER MATERIALLY IMPORTANT EVENTS.
                  None.

Item 9.           EXHIBITS AND REPORTS ON FORM 8-K.
                  27     Financial Data Schedule

                                    PART III

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

                                    SOUTHWARD VENTURES DEPOSITARY TRUST

Dated: May 12, 1999                 BY:   /s/ GINO J. DIMARCO, TRUSTEE
                                       -----------------------------------------
                                              GINO J. DiMARCO, Trustee

                      SOUTHWARD VENTURES DEPOSITARY TRUST

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                  (UNAUDITED)


                                                                                       1999            1998
 Cash flows from operating activities:

       Net income (loss)                                                             $(63,953)       $ 37,717
       Adjustments to reconcile net income (loss) to net cash provided by
          (used in) operatiang activities:

          Depreciation                                                                  4,618           2,941
          Net reductions of land and improvements  held for development or sale           187           1,697
          Decrease (Increase) in other assets                                           1,949          (3,362)
          Increase in account payable and  accrued liabilities                         57,454           1,000
          Decrease in deposits on sales contracts                                      (5,000)        (14,150)
                                                                                     --------        --------
          Net cash provided by (used in) operations                                    (4,745)         25,843

 Cash flows from financing activities:

          Decrease in net payable to GHC development                                  (20,000)        (15,000)
          Increase in notes payable to Banyan & Young Ltd.                             15,000               -
          Increase in notes payable to T.D. Fender                                          -          51,517
                                                                                     --------        --------
          Net cash provided by (used in) financing activities                          (5,000)         36,517
                                                                                     --------        --------
 Net (decrease) increase in cash and cash equivalents                                  (9,745)         62,360


 Cash at beginning of period                                                           17,443          42,147
                                                                                     --------        --------
 Cash at end of period                                                               $  7,698       $ 104,507
                                                                                     ========       =========

                            SEE ACCOMPANYING NOTES.

                      SOUTHWARD VENTURES DEPOSITARY TRUST

   CONSOLIDATED STATEMENTS OF OPERATIONS AND TRUST CERTIFICATE HOLDERS' EQUITY

               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                  (UNAUDITED)


                                                                    1999           1998

 Revenues:
      Real estate sales                                         $ 10,000       $ 90,586
      Rental income                                               20,928         20,928
                                                                --------       --------
                                                                  30,928        111,514

 Costs & expenses:
      Cost of sales                                                  187          1,698
      Selling                                                          -         10,734
      General & administrative                                     9,633         11,690
      Trustee fees                                                11,400         11,400
      Legal & professional fees                                   62,630         24,252
      Secretarial & bookkeeping fees                               6,000          7,000
      Other operating expenses                                       413          4,082
      Depreciation                                                 4,618          2,941
                                                                --------       --------
                                                                  94,881         73,797
                                                                --------       --------
 Net income (loss)                                               (63,953)        37,717

 Trust certificate holders' equity, beginning of period          727,772              -
                                                                --------       --------

 Trust certificate holders' equity, end of period               $663,819       $ 37,717
                                                                ========       ========

 Net income (loss) loss per trust certificate                   $  (2.23)      $   1.31
                                                                ========       ========

 Certificates used in computing net loss
       per trust certificate                                      28,735         28,735
                                                                ========       ========

                            SEE ACCOMPANYING NOTES.

                      SOUTHWARD VENTURES DEPOSITARY TRUST

                           CONSOLIDATED BALANCE SHEETS

          AT MARCH 31, 1999 (UNAUDITED) AND DECEMBER 31, 1998 (AUDITED)



                                                                               1999             1998
                                               ASSETS


 Cash                                                                      $  7,698         $ 17,443
 Land and improvements held for development or sale                         634,388          634,575
 Property & equipment, net                                                  160,398          165,016
 Other assets                                                                53,091           55,040
                                                                           --------         --------
                                                                           $855,575         $872,074
                                                                          =========        =========


 LIABILITIES AND TRUST CERTIFICATE HOLDERS' EQUITY

 Accounts payable and accrued liabilities                                  $176,756         $119,302
 Note payable to GHC Development, a related party                                 -           20,000
 Note payable to Banyan & Young Ltd., a related party                        15,000                -
 Deposits on sales contracts                                                      -            5,000
                                                                           --------         --------
             Total liabilities                                              191,756          144,302

 Commitments

 Trust certificate holders' equity                                          663,819          727,772
                                                                           --------         --------
                                                                           $855,575         $872,074
                                                                           ========         ========


                            SEE ACCOMPANYING NOTES.

                       SOUTHWARD VENTURES DEPOSITARY TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1999

1.     BASIS OF PRESENTATION

       The accompanying financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q promulgated by the Securities and Exchange Commission. These financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. The statements should be read in conjunction with the financial statements and footnotes thereto included in the Trust's
       Annual Report on Form 10-K for the year ended December 31, 1998.

2.     COMMITMENTS AND CONTINGENCIES

              PENDING LITIGATION

       In 1993, the Trust filed a complaint against an individual asserting claims for conversion and civil theft in relation to computer hardware and software which was ordered, paid for, but never delivered to the specified entity . The Trust did not prevail in a jury trial of the civil theft case. The Trust undertook an appeal of the adverse decision that was entered on April 15, 1997. On February 24, 1999 the Trust's appeal was denied.

       Since the Trust was not successful in that claim, the defendant's attorney fees and costs could be assessed against the Trust. In the opinion of the Trustee, it is not possible at this time to assess the amount of such fees and costs. However, as the matter has been vigorously litigated since 1993, these fees and costs could be substantial and have a material effect on the financial statements. A Motion to Tax Costs was heard on September 26, 1997. Although the judgement has not been entered as of this date, it is expected that the Defendant will be awarded against the Trust approximately $2,634 for costs plus interest from the date the judgement is signed. The amount of attorneys' fees to be awarded, if any, will require judicial determination at a future date.

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