Form 10-Q
period 1999-06-30
SOUTHWARD VENTURES DEPOSITARY TRUST
filed 1999-08-13
CIK 701983

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended  JUNE 30, 1999                      Commission File 2-77085

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

                  YES      X                                  NO ________

Indicate the number of shares outstanding at each of the Issuer's classes of common stock, as of the close of the period covered by this report:

CLASS                                     OUTSTANDING JUNE 30, 1999
-----                                     -------------------------
Units of Beneficial Interest,             Trust Certificate, No Par Value
No Par Value                                                27,894

                       SOUTHWARD VENTURES DEPOSITARY TRUST

                                      INDEX

PART I:                                                            PAGE NO.:
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

Item 3.           CHANGES IN SECURITY FOR REGISTERED SECURITIES.
                  None.

Item 4.           DEFAULTS UPON SENIOR SECURITIES.
                  None.

Item 5.           INCREASE IN AMOUNT OF OUTSTANDING SECURITIES OR INDEBTEDNESS.
                  None.

Item 6.           DECREASE IN AMOUNT OF OUTSTANDING SECURITIES OR INDEBTEDNESS.

         On July 25, 1998 the exchange program for outstanding units was terminated. However, since that date an extensive search has been conducted to locate missing unitholders in order to provide them with the opportunity to participate in the exchange program and to identify those accounts which are to be escheated. As of June 30, 1999 there were 27,894 new units outstanding that were held by 206 unitholders. As of the same date, there were 96,395 old units outstanding that were held by 156 unitholders.

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

                                    SOUTHWARD VENTURES DEPOSITARY TRUST

Dated: August 13, 1999              BY:     /s/ GINO J. DIMARCO, TRUSTEE
                                       -----------------------------------------
                                                GINO J. DiMARCO, Trustee

                      SOUTHWARD VENTURES DEPOSITARY TRUST

  CONSOLIDATED STATEMENTS OF OPERATIONS AND TRUST CERTIFICATE HOLDERS' EQUITY

                                  (UNAUDITED)

                                                              THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                   JUNE 30,                     JUNE 30,

                                                                1999           1998          1999           1998
                                                           ---------      ---------     ---------      ---------
Revenues:
     Real estate sales                                     $      --      $ 260,000     $  10,000      $ 350,586
     Rental income                                            21,428         20,928        42,356         41,856
                                                           ---------      ---------     ---------      ---------
                                                              21,428        280,928        52,356        392,442
                                                           ---------      ---------     ---------      ---------
Costs & expenses:
     Cost of sales                                                --          4,872            --          6,570
     Selling expenses                                             --         36,400           187         47,134
     General & administrative                                 11,498         13,914        21,131         25,604
     Trustee fees                                             11,400         11,400        22,800         22,800
     Legal & professional fees                                42,241         41,740       104,870         65,992
     Secretarial & bookkeeping fees                            6,000          5,000        12,000         12,000
     Other operating expenses                                  4,194         16,900         4,388         20,982
     Depreciation                                              4,618          2,941         9,236          5,882
                                                           ---------      ---------     ---------      ---------
                                                              79,951        133,167       174,612        206,964
                                                           ---------      ---------     ---------      ---------
Income (loss) before interest expense                        (58,523)       147,761      (122,256)       185,478

Interest expense                                               1,171             --         1,391             --
                                                           ---------      ---------     ---------      ---------
Net income (loss)                                            (59,694)       147,761      (123,647)       185,478

Trust certificate holders' equity, beginning of period       663,819        679,078       727,772        641,361
                                                           ---------      ---------     ---------      ---------
Trust certificate holders' equity, end of period           $ 604,125      $ 826,839     $ 604,125      $ 826,839
                                                           =========      =========     =========      =========
Net income (loss) per trust certificate                    $   (2.08)     $    5.14     $   (4.30)     $    6.45
                                                           =========      =========     =========      =========
Certificates used in computing net income (loss)
     per trust certificate                                    28,735         28,735        28,735         28,735
                                                           =========      =========     =========      =========

                            SEE ACCOMPANYING NOTES.

                      SOUTHWARD VENTURES DEPOSITARY TRUST

                          CONSOLIDATED BALANCE SHEETS

          AT JUNE 30, 1999 (UNAUDITED) AND DECEMBER 31, 1998 (AUDITED)

                                                           1999         1998

                     ASSETS

Cash                                                   $  8,657     $ 17,443
Land and improvements held for development or sale      634,388      634,575
Property & equipment, net                               155,780      165,016
Other assets                                             71,701       55,040
                                                       --------     --------
                                                       $870,526     $872,074
                                                       ========     ========

LIABILITIES AND TRUST CERTIFICATE HOLDERS' EQUITY

Accounts payable and accrued liabilities               $219,401     $119,302
Notes payable to related parties                         47,000       20,000
Deposits on sales contracts                                  --        5,000
                                                       --------     --------
            Total liabilities                           266,401      144,302

Commitments

Trust certificate holders' equity                       604,125      727,772

                                                       --------     --------
                                                       $870,526     $872,074
                                                       ========     ========

                            SEE ACCOMPANYING NOTES.

                      SOUTHWARD VENTURES DEPOSITARY TRUST

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                  (UNAUDITED)

                                                                                            1999           1998
Cash flows from operating activities:
      Net income                                                                       $(123,647)     $ 185,478
      Adjustments to reconcile net income (loss) to net cash provided by (used in)
           operating activities:
           Depreciation                                                                    9,236          5,882
           Net reductions of land and improvements held for development or sale              187          6,570
           Increase in other assets                                                      (16,661)       (21,962)
           Increase (decrease) in account payable and  accrued liabilities               100,099        (29,201)
           Increase (decrease) in deposits on sales contracts                             (5,000)       (35,150)
                                                                                       ---------      ---------
           Net cash provided by (used in) operating activities                           (35,786)       111,617
                                                                                       ---------      ---------
Cash flows from investing activities:
      Purchase of property and equipment                                                      --        (55,873)
                                                                                       ---------      ---------
           Net cash used in investing activities                                              --        (55,873)
                                                                                       ---------      ---------
Cash flows from financing activities:
      Proceeds from issuance of notes payable to related parties                          47,000             --
      Principal payments on notes payable to related parties                             (20,000)       (15,000)
      Proceeds from notes payable to T. D. Fender                                             --         51,517
      Principal payments on notes payable to T. D. Fender                                     --        (51,517)
                                                                                       ---------      ---------
           Net cash provided by (used in) financing activities                           (27,000)       (15,000)
                                                                                       ---------      ---------
Net (decrease) increase in cash and cash equivalents                                      (8,786)        40,744

Cash at beginning of period                                                               17,443         42,147
                                                                                       ---------      ---------
Cash at end of period                                                                  $   8,657         82,891
                                                                                       =========      =========

                            SEE ACCOMPANYING NOTES.

                       SOUTHWARD VENTURES DEPOSITARY TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1999

1.       BASIS OF PRESENTATION

         The accompanying financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q promulgated by the Securities and Exchange Commission. These financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. The statements should be read in conjunction with the financial statements and footnotes thereto included in the Company" Annual Report on Form 10-K for the year ended December 31, 1998.

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

3.           LEASE WITH GREAT HARBOUR MANAGEMENT LTD.

         As of August 13, 1999 the lease with Great Harbour Management, Ltd is in default due to non payment of rent for the months of March, April, May, June, July and August, 1999. The amount of rent due is currently subject to dispute as a result of certain offsets claimed by the Tenant

                                 EXHIBIT INDEX

EXHIBIT             DESCRIPTION
-------             -----------
  27                Financial Data Schedule