Form 10-Q
period 1999-09-30
SOUTHWARD VENTURES DEPOSITARY TRUST
filed 1999-11-15
CIK 701983

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended SEPTEMBER 30, 1999                     Commission File 2-77085
                  -----------------------                                -------

                       SOUTHWARD VENTURES DEPOSITARY TRUST
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

          FLORIDA                                          59-6737200
-------------------------------               ----------------------------------
(State or other Jurisdiction of               IRS Employer Identification Number
Incorporation or Organization)

                          c/o Gino J. Dimarco, Trustee
                           2499 Glades Road, Suite 203
                            Boca Raton, Florida 33431
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

Registrant's Telephone Number, Including Area Code:         (561) 347-8663
                                                   -----------------------------
                                 NOT APPLICABLE
--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed since Last Report)

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES [X]     NO [ ]

Indicate the number of shares outstanding at each of the Issuer's classes of common stock, as of the close of the period covered by this report:

CLASS                                            OUTSTANDING SEPTEMBER  30, 1999
-----------------------------                    -------------------------------
Units of Beneficial Interest,                    Trust Certificate, No Par Value
No Par Value                                                  28,724

                       SOUTHWARD VENTURES DEPOSITARY TRUST

                                      INDEX

PART I:                                                       PAGE NO.:

Financial Statements  (Rider A)                                   5

PART II:

Other Information

         Items 1 through 9                                        3


PART III:

Signature Page                                                    4

                       SOUTHWARD VENTURES DEPOSITARY TRUST

                        CONSOLIDATED FINANCIAL STATEMENTS

         September 30, 1999 (Unaudited) and December 31, 1998 (Audited)

                       SOUTHWARD VENTURES DEPOSITARY TRUST

                           CONSOLIDATED BALANCE SHEETS

        At September 30, 1999 (Unaudited) and December 31, 1998 (Audited)

                         ASSETS                          1999         1998
                                                       --------     --------
Cash                                                   $ 15,494     $ 17,443
Land and improvements held for development or sale      634,388      634,575
Property & equipment, net                               151,162      165,016
Other assets                                             11,159       55,040
                                                       --------     --------
                                                       $812,203     $872,074
                                                       ========     ========
LIABILITIES AND TRUST CERTIFICATE HOLDERS' EQUITY

Accounts payable and accrued liabilities               $241,819     $119,302
Notes payable to related parties                         79,980       20,000
Deposits on sales contracts                                  --        5,000
                                                       --------     --------
            Total liabilities                           321,799      144,302

Commitments

Trust certificate holders' equity                       490,404      727,772
                                                       --------     --------
                                                       $812,203     $872,074
                                                       ========     ========

                             See accompanying notes.

                       SOUTHWARD VENTURES DEPOSITARY TRUST

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 For the nine ended September 30, 1999 and 1998
                                   (Unaudited)

                                                                                       1999              1998
                                                                                     ---------        ---------
Cash flows from operating activities:
   Net loss                                                                          $(237,368)       $ 109,291
   Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
     Depreciation                                                                       13,854            8,822
     Provision for uncollectible GHM receivable and deferred asset                      80,767               --
     Net reductions of land and improvements  held for development or sale                 187            6,570
     Increase in other assets                                                          (36,886)         (13,143)
     Increase (decrease) in account payable and  accrued liabilities                   122,517           13,957
     Decrease in deposits on sales contracts                                            (5,000)         (35,150)
                                                                                     ---------        ---------
     Net cash (used in) provided by operating activities                               (61,929)          90,347

Cash flow from financing activities:
   Purchase of property and equipment                                                       --          (72,784)
   Proceeds of issuance of notes payable to related parties                             79,980               --
   Principal payments on notes payable to related parties                              (20,000)         (15,000)
                                                                                     ---------        ---------
     Net cash provided by (used in) financing activities                                59,980          (87,784)
                                                                                     ---------        ---------
Net (decrease) in cash and cash equivalents                                             (1,949)           2,563

Cash at beginning of period                                                             17,443           42,147
                                                                                     ---------        ---------
Cash at end of period                                                                $  15,494        $  44,710
                                                                                     =========        =========

                             See accompanying notes.

                       SOUTHWARD VENTURES DEPOSITARY TRUST

   CONSOLIDATED STATEMENTS OF OPERATIONS AND TRUST CERTIFICATE HOLDER'S EQUITY

                                   (Unaudited)

                                                               THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                   SEPTEMBER 30,
                                                            -------------------------       -------------------------
                                                               1999            1998            1999            1998
                                                            ---------       ---------       ---------       ---------
Revenues:
       Real estate sales                                    $      --       $      --       $  10,000       $ 350,586
       Rental income                                           20,928          20,928          63,284          62,784
       Other income                                             9,000              --           9,000              --
       Interest income                                             --              --              --              --
       Profit recognized from real estate sales                    --              --              --              --
                                                            ---------       ---------       ---------       ---------
                                                               29,928          20,928          82,284         413,370
Costs & expenses:
       Cost of sales                                               --              --             187           6,570
       Selling expenses                                            --              --              --          47,134
       General & administrative                                 8,199          16,524          29,329          42,128
       Trustee fees                                            11,400          11,400          34,200          34,200
       Legal & professional fees                               25,519           6,121         130,390          72,113
       Secretarial & bookkeeping fees                           6,000           6,021          18,000          18,021
       Other operating expenses                                 5,637          51,644          10,025          72,626
       Provision for uncollectable GHC receivable              35,167              --          35,167              --
       Provision for uncollectable deferred asset              45,600              --          45,600              --
       Depreciation                                             4,618           2,940          13,854           8,822
                                                            ---------       ---------       ---------       ---------
                                                              142,140          94,650         316,752         301,614
                                                            ---------       ---------       ---------       ---------
Income (loss) before interest expense                        (112,212)        (73,722)       (234,468)        111,756

Interest expense                                                1,509           2,465           2,900           2,465
                                                            ---------       ---------       ---------       ---------
Net income (loss)                                            (113,721)        (76,187)       (237,368)        109,291

Trust certificate holders' equity, beginning of period        604,125         826,839         727,772         641,361

Less distributions paid                                            --              --              --              --
                                                            ---------       ---------       ---------       ---------
Trust certificate holders' equity, end of period            $ 490,404       $ 750,652       $ 490,404       $ 750,652
                                                            =========       =========       =========       =========
Net income (loss) per trust certificate                     $ ( 3.96)       $   (2.65)      $   (8.26)      $    3.80
                                                            =========       =========       =========       =========
Certificates used in computing net loss per
       trust certificate                                       28,735          28,735          28,735          28,735
                                                            =========       =========       =========       =========

                             See accompanying notes.

                       SOUTHWARD VENTURES DEPOSITARY TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999

1.       BASIS OF PRESENTATION

       The accompanying financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q promulgated by the Securities and Exchange Commission. These financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. The statements should be read in conjunction with the financial statements and footnotes thereto included in the Company" Annual Report on Form 10-K for the year ended December 31, 1998.

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

3.     LEASE WITH GREAT HARBOUR MANAGEMENT LTD.

       In August 1996, the Trust consented to a ten year operating lease ("Lease") of the marina, warehouse, and fuel dock areas, the airport and Links Apartments with Great Harbour Management Ltd. ("GHM"), a related party at the time of the transaction. The Lease may be terminated at any time upon thirty days written notice of the sale of the leased properties or any portion thereof.

       The Lease requires annual rental amounts of $60,000. The rent provision in the Lease provides for rent of $72,000 per annum for the fourth through fifth years of the Lease term, and $84,000 per annum for the remaining five years of the Lease term. The rent is due on the first of every month with the exception that during the first four months of the Lease, rent was waived in exchange for substantial repairs performed by GHM on the properties subject to the Lease. Additionally, GHM is responsible for payment of all real estate taxes and other assessments on the properties; for repairing and maintaining the properties; for providing all necessary insurance and licenses; and for operating the various facilities subject to the Lease during specific business hours.

       As of August 14th, the lease with Great Harbour Management Ltd. is in default due to non-payment of rent for the months of March, April, May, June and July, 1999. Additionally, insurance premiums that were required to be paid by GHM pursuant to the Lease were paid by the Trust as a result of non-payment by GHM. The amounts of rent and insurance premiums due are currently subject to a dispute as a result of certain offsets claimed by the tenant. The collection of these amounts are uncertain and have therefore been fully reserved for in the amount $37,167.

       Due to the escalation clause in the Lease, revenue is recognized pursuant to Financial Accounting Standards No. 13, "Accounting for Lease Transactions". Accordingly, the total value of the amounts due for the ten-year lease period is amortized on a straight-line basis to determine the annual amount of revenue to be recognized. The difference between the amount of rent received and the amount recognized from the inception of the Lease term through September 30, 1999 amounts to $43,600 and is recorded as a deferred asset and included in other assets on the Balance Sheet. Due to Lease termination negotiations between the Trustee and GHM, the ultimate recognition of the deferred asset is doubtful and has therefore been fully reserved and included as an expense on the Statements of Operations at September 30, 1999.

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

Item 3.           CHANGES IN SECURITY FOR REGISTERED SECURITIES.
                  None.

Item 4.           DEFAULTS UPON SENIOR SECURITIES.
                  None.

Item 5.           INCREASE IN AMOUNT OF OUTSTANDING SECURITIES OR INDEBTEDNESS.
                  None.

Item 6.           DECREASE IN AMOUNT OF OUTSTANDING SECURITIES OR INDEBTEDNESS.

         On July 25, 1998 the exchange program for outstanding units was terminated. However, since that date an extensive search has been conducted to locate missing unitholders in order to provide them with the opportunity to participate in the exchange program and to identify those accounts which are to be escheated. As of September 30, 1999 there were 28,724 new units outstanding that were held by 212 unitholders. As of the same date, there were 54,280 old units outstanding that were held by 100 unitholders.

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

                                    SOUTHWARD VENTURES DEPOSITARY TRUST

Dated: November 12, 1999            BY: /S/ GINO J. DIMARCO, TRUSTEE
                                       -----------------------------------------
                                        GINO J. DiMARCO, Trustee

SV-10Q-99

                                 EXHIBIT INDEX

EXHIBIT               DESCRIPTION
-------               -----------
  27                  Financial Data Schedule